Form 10-Q
period 2020-09-30
Pandion Therapeutics, Inc.
filed 2020-11-16
CIK 1807901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2020, the registrant had 29,519,902 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•	our Phase 1a clinical trial of PT101;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials, and our research and development programs;
•	our plans to develop our current and future product candidates;
•	the utility of our TALON platform in identifying and discovering product candidates;
•	the timing of and our ability to submit applications for and obtain and maintain regulatory approvals for our current and future product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
•	the potential advantages of our current and future product candidates;
•	the rate and degree of market acceptance and clinical utility of our products, if approved;
•	our estimates regarding the potential market opportunity for our current and future product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding;
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

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$232,324	$15,970
Accounts receivable	2,108	1,035
Prepaid expenses and other current assets	3,009	2,960
Total current assets	237,441	19,965
Property and equipment, net	3,012	1,054
Restricted cash	502	—
Total assets	$240,955	$21,019
Liabilities and stockholders'/members’ equity (deficit)
Current liabilities:
Accounts payable	$2,881	$1,207
Accrued expenses and other current liabilities	4,084	1,455
Current portion of deferred revenue	4,724	4,365
Total current liabilities	11,689	7,027
Deferred revenue, net of current portion	4,075	6,053
Long-term debt, net of issuance costs	—	3,676
Other long-term liabilities	356	85
Total liabilities	16,120	16,841
Commitments and contingencies (Note 7)
Redeemable convertible preferred shares, no par value; no shares authorized, issued and outstanding at September 30, 2020; 51,217,321 shares authorized at December 31, 2019; 35,524,212 shares issued and outstanding at December 31, 2019	—	46,967
Stockholders'/Members’ equity (deficit)
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2020; 29,519,902 shares issued at September 30, 2020; 28,311,130 shares outstanding at September 30, 2020; no shares authorized, issued and outstanding at December 31, 2019	28	—
Common shares, no par value; no shares authorized, issued and outstanding at September 30, 2020; 62,000,000 shares authorized at December 31, 2019; 1,237,639 shares issued at December 31, 2019; 1,110,767 shares outstanding at December 31, 2019	—	—
Incentive shares, no par value; no shares authorized, issued and outstanding at September 30, 2020; 7,717,678 shares authorized at December 31, 2019; 946,751 shares issued and outstanding at December 31, 2019	0	172
Additional paid-in capital	299,567	—
Accumulated deficit	(74,760)	(42,961)
Total stockholders'/members’ equity (deficit)	224,835	(42,789)
Total liabilities, redeemable convertible preferred shares and stockholders'/members’ equity (deficit)	$240,955	$21,019

See accompanying notes to the condensed consolidated financial statements.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$2,632	$—	$6,588	$—
Operating expenses
Research and development	9,286	4,386	25,088	14,405
General and administrative	4,336	1,522	8,200	3,136
Total operating expenses	13,622	5,908	33,288	17,541
Loss from operations	(10,990)	(5,908)	(26,700)	(17,541)
Interest income	9	63	54	207
Interest expense	(251)	—	(333)	—
Fair value adjustments to convertible note	—	—	89	—
Net loss	(11,232)	(5,845)	(26,890)	(17,334)
Change in redemption value of redeemable convertible preferred shares	(664)	(1,027)	(4,909)	(2,963)
Net loss attributable to common shareholders	(11,896)	(6,872)	(31,799)	(20,297)
Net loss per common share, basic and diluted	$(0.51)	$(6.72)	$(3.71)	$(19.91)
Weighted-average number of shares outstanding used in computing net loss per common share, basic and diluted	23,274,944	1,022,464	8,582,039	1,019,673

See accompanying notes to the condensed consolidated financial statements.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Condensed Consolidated Statements of Redeemable Convertible Preferred Shares and Members’ Deficit

(Unaudited)

(in thousands, except share amounts)

	Redeemable Convertible								Additional		Total Members’/
	Preferred Shares		Common Stock		Common Shares		Incentive Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2020	35,524,212	$46,967	—	$—	1,110,767	$—	946,751	$172	$—	$(42,961)	$(42,789)
Issuance of Series A redeemable convertible preferred shares, net of issuance costs of $20	15,693,109	17,980	—	—	—	—	—	—	—	—	—
Issuance of Series A Prime redeemable convertible preferred shares on conversion of JDRF note	948,225	1,811	—	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred shares, net of issuance costs of $271	19,158,922	39,728	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares to redemption value	—	1,534	—	—	—	—	—	—	—	(1,534)	(1,534)
Issuance of incentive shares	—	—	—	—	—	—	—	60	—	—	60
Vesting of restricted common shares	—	—	—	—	54,770	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(6,420)	(6,420)
Balance, March 31, 2020	71,324,468	$108,020	—	$—	1,165,537	$—	946,751	$232	$—	$(50,915)	$(50,683)
Issuance of Series B redeemable convertible preferred shares, net of issuance costs of $136	20,116,868	41,864	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares to redemption value	—	2,712	—	—	—	—	—	—	—	(2,712)	(2,712)
Issuance of incentive shares	—	—	—	—	—	—	1,417,844	150	—	—	150
Vesting of restricted common shares	—	—	—	—	30,257	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(9,237)	(9,237)
Balance, June 30, 2020	91,441,336	$152,596	—	$—	1,195,794	$—	2,364,595	$382	$—	$(62,864)	$(62,482)
Conversion of redeemable convertible preferred, common and incentive shares into common stock	(91,441,336)	(153,260)	19,291,235	19	(1,204,986)	—	(2,364,595)	(382)	153,623	—	153,260
Common stock issued in IPO, net of issuance costs of $14,269	—	—	8,494,166	9	—	—	—	—	138,617	—	138,626
Common stock issued in SAFE	—	—	333,333	—	—	—	—	—	6,000	—	6,000
Accretion of redeemable convertible preferred shares to redemption value	—	664	—	—	—	—	—	—	—	(664)	(664)
Vesting of restricted common stock/shares	—	—	192,396	—	9,192	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,327	—	1,327
Net loss	—	—	—	—	—	—	—	—	—	(11,232)	(11,232)
Balance, September 30, 2020	—	$—	28,311,130	$28	—	$—	—	$0	$299,567	$(74,760)	$224,835

See accompanying notes to the condensed consolidated financial statements.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Condensed Consolidated Statements of Redeemable Convertible Preferred Shares and Members’/Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Redeemable Convertible		Redeemable Convertible								Additional		Total
	Preferred Stock		Preferred Shares		Common Stock		Common Shares		Incentive Shares		Paid-In	Accumulated	Members’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2019	19,831,103	$24,977	—	$—	940,713	$—	—	$—	—	$—	$52	$(17,109)	$(17,057)
Reorganization	(19,831,103)	(24,977)	19,831,103	24,977	(940,713)	—	940,713	—	—	52	(52)	—	—
Issuance of Series A redeemable convertible preferred shares, net of issuance costs of $34	—	—	15,693,109	17,966	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares to redemption value	—	—	—	954	—	—	—	—	—	—	—	(954)	(954)
Issuance of incentive shares	—	—	—	—	—	—	—	—	230,968	9	—	—	9
Vesting of restricted common shares	—	—	—	—	—	—	79,283	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,805)	(5,805)
Balance, March 31, 2019	—	$—	35,524,212	$43,897	—	$—	1,019,996	$—	230,968	$61	$—	$(23,868)	$(23,807)
Accretion of redeemable convertible preferred shares to redemption value	—	—	—	982	—	—	—	—	—	—	—	(982)	(982)
Issuance of incentive shares	—	—	—	—	—	—	—	—	66,532	11	—	—	11
Vesting of restricted common shares	—	—	—	—	—	—	79,283	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,685)	(5,685)
Balance, June 30, 2019	—	$—	35,524,212	$44,879	—	$—	1,099,279	$—	297,500	$72	$—	$(30,535)	$(30,463)
Accretion of redeemable convertible preferred shares to redemption value	—	—	—	1,027	—	—	—	—	—	—	—	(1,027)	(1,027)
Issuance of incentive shares	—	—	—	—	—	—	—	—	574,734	40	—	—	40
Vesting of restricted common shares	—	—	—	—	—	—	(43,282)	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,845)	(5,845)
Balance, September 30, 2019	—	$—	35,524,212	$45,906	—	$—	1,055,997	$—	872,234	$112	$—	$(37,407)	$(37,295)

See accompanying notes to the condensed consolidated financial statements.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(26,890)	$(17,334)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	329	177
Equity-based compensation expense	1,537	59
Fair value adjustments on convertible notes	(89)	—
Noncash interest expense	224	—
Loss on disposal of fixed assets	(16)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,073)	—
Prepaid expenses and other current assets	(49)	777
Accounts payable	1,190	345
Accrued expenses and other current and long-term liabilities	2,636	(335)
Deferred revenue	(1,620)	—
Net cash used in operating activities	(23,821)	(16,311)
Cash flows from investing activities
Purchases of property and equipment	(2,005)	(437)
Net cash used in investing activities	(2,005)	(437)
Cash flows from financing activities
Proceeds from simple agreement for future equity	6,000	—
Proceeds from issuance of common stock	152,895	—
Common stock issuance costs	(13,786)	—
Repayment of long-term debt	(2,000)	—
Proceeds from issuance of Series A redeemable convertible preferred shares	18,000	18,000
Series A redeemable convertible preferred share issuance costs	(20)	(33)
Proceeds from issuance of Series B redeemable convertible preferred shares	82,000	—
Series B redeemable convertible preferred share issuance costs	(407)	—
Net cash provided by financing activities	242,682	17,967
Net increase in cash and cash equivalents	216,856	1,219
Cash, cash equivalents and restricted cash, beginning of period	15,970	10,172
Cash, cash equivalents and restricted cash, end of period	$232,826	$11,391
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	232,324	11,391
Restricted cash	502	—
Total cash, cash equivalents, and restricted cash	$232,826	$11,391
Supplemental cash flow disclosures:
Cash paid for interest	$50	$—
Supplemental disclosures of noncash activities:
Conversion of redeemable convertible preferred shares into common stock upon closing of initial public offering	$153,260	$—
Exchange of JDRF note and accrued interest for Series A redeemable convertible preferred shares	$1,811	$—
Deferred offering costs not yet paid	$483	$—
Purchase of property and equipment included in accounts payable	$264	$—

See accompanying notes to the condensed consolidated financial statements.

1.	description of business, organization and liquidity

Business

Pandion Therapeutics, Inc., successor to Pandion Therapeutics Holdco LLC, is a clinical stage biopharmaceutical company developing novel therapeutics designed to address the unmet needs of patients living with autoimmune diseases. We have combined a network-based conceptualization of the immune system, focused on its control nodes, with expertise in advanced protein engineering to develop our TALON (Therapeutic Autoimmune reguLatOry proteiN) drug design and discovery platform.

As used in these financial statements, unless the context otherwise requires, references to the “company,” “we,” “us,” and “our” refer to Pandion Therapeutics Inc., its wholly owned subsidiaries Pandion Operations, Inc. and Pandion ProgramCo 1, Inc., and Pandion Securities Corp., a subsidiary of Pandion Operations, Inc.

Pandion Therapeutics, Inc. was incorporated on September 19, 2016 as a Delaware corporation. We began operations in January 2017. Our principal offices are located in Watertown, Massachusetts. On December 31, 2018, Pandion Therapeutics Holdco LLC was formed in the state of Delaware. On January 1, 2019, we completed a series of transactions in which Pandion Therapeutics, Inc. became a direct wholly owned subsidiary of Pandion Therapeutics Holdco LLC and all outstanding equity securities of Pandion Therapeutics, Inc. were canceled and converted on a one-for-one basis into equity securities of Pandion Therapeutics Holdco LLC, which we refer to as the “Restructuring.” In accordance with the terms of the LLC Operating Agreement, and on the effective date of the Restructuring;

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

Initial Public Offering and Corporate Conversion

In July 2020 we completed our initial public offering, or IPO, of an aggregate of 8,494,166 shares of common stock at a price to the public of $18.00 per share, which included 994,166 shares issued upon the partial exercise by the underwriters in August of 2020 of their option to purchase additional shares of common stock.  We received aggregate net proceeds from the IPO of $138.6 million, after deducting underwriting discounts and commissions and offering costs, of $14.3 million.

Immediately prior to consummation of the IPO, all outstanding shares of our Series A, Series A Prime and Series B convertible preferred stock were converted into 17,950,177 shares of common stock. Additionally, all of our outstanding incentive shares were converted into 1,504,586 shares of common stock. Our common stock began trading on the Nasdaq Global Select Market on July 17, 2020 under the symbol “PAND”.

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

Reverse Share Split

Our board of directors and shareholders approved a one-for-5.0994 reverse share split of our issued and outstanding common shares and incentive shares and a proportional adjustment to the existing conversion ratios for our preferred shares and preferred warrants effective as of July 13, 2020. Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse share split.

Liquidity

Since inception, we have devoted substantially all our efforts to business planning, research and development, recruiting management and technical staff, and raising capital and have financed our operations primarily through the net proceeds received from our IPO, the issuance of redeemable convertible preferred shares, debt financings, a simple agreement for future equity, or SAFE, and a collaboration agreement.

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

We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. As of September 30, 2020, we had an accumulated deficit of $74.8 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $26.9 million and $21.9 million for the nine months ended September 30, 2020 and for the year ended December 31, 2019, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates. However, we currently expect that our cash and cash equivalents of $232.3 million as of September 30, 2020 will be sufficient to fund our operating expenses and capital requirements for more than 12 months from the date the condensed consolidated financial statements are issued. Additional funding will be necessary to fund future clinical and pre-clinical activities and we do not currently have any external committed sources of funds. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019, or COVID-19, outbreak a pandemic. Our operations have not been significantly impacted by the COVID-19 pandemic. However, we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on our financial condition and operations, including planned clinical trials. We have been able to keep our facilities open to our laboratory staff to enable safe continuation of work. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results may be materially adversely affected.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of the COVID-19 pandemic. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, increasing the ability to deduct interest expense, and deferring social security payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.  CARES Act have not had a material impact on our financial position and results of operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no changes to the significant accounting policies as disclosed in Note 2 to our annual consolidated financial statements for the year ended December 31, 2019 included in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 17, 2020.

Deferred Offering Costs

We capitalize certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. Upon the closing of our initial public offering, these costs were reclassified to additional paid-in capital. If an equity financing is no longer considered probable of being consummated, the deferred offering costs would be expensed immediately to operating expenses in the statement of operations. There were no deferred offering costs at September 30, 2020 and December 31, 2019.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. This guidance will become effective for us for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. We are currently assessing the impact of adopting ASU 2016-02 on our consolidated financial statements and related disclosures.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets—money market funds	$231,309	$231,309	$—	$—
Total financial assets measured at fair value	$231,309	$231,309	$—	$—

	As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets—money market funds	$3,517	$3,517	$—	$—
Total financial assets measured at fair value	$3,517	$3,517	$—	$—
Liabilities—convertible note	$1,900	$—	$—	$1,900
Total financial liabilities measured at fair value	$1,900	$—	$—	$1,900

The following table presents a roll-forward of the fair value of the convertible note and SAFE for which fair value is determined by Level 3 inputs (in thousands):

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of the period	$1,900	$2,010
Fair value adjustment to convertible note	(89)	—
Conversion of convertible note into Series A prime redeemable convertible preferred shares	(1,811)	—
Initial fair value of SAFE	6,000	—
Settlement of SAFE	(6,000)	—
Balance at end of the period	$-	$2,010

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

The fair value of the SAFE on issuance was determined to be equal to the proceeds of $6.0 million that we received from the sale of the SAFE. Fair value of the SAFE on conversion into common stock (Note 8) was determined to be equal to the fair value of the 333,333 shares of common stock issued upon conversion of the SAFE.

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

In February 2020, the outstanding principal and accrued interest under the JDRF Note automatically converted at a price of $2.294 per share into 948,225 Series A prime redeemable convertible preferred shares. The final fair value adjustment to the JDRF Note in the nine months ended September 30, 2020 was determined to be equal to the fair value of the Series A prime redeemable convertible preferred shares into which the JDRF Note was converted. We determine the fair value of our Series A prime redeemable convertible preferred shares using a probability-weighted hybrid method combining (i) an option pricing model, or OPM, and (ii) an IPO scenario with reference to guideline IPOs in the biotechnology sector. For purposes of the OPM the key inputs include an 80.3% volatility rate, a 1.6-year estimated term, a risk-free rate of 0.3% and dividends of zero. For our IPO scenario, the key inputs include a weighted average cost of capital of 25% and a 0.8-year term to a liquidity event. For the nine months ended September 30, 2020, we recognized a $89,000 gain in the condensed consolidated statements of operations as fair value adjustments on convertible note with respect to changes to the fair value of the JDRF Note.

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2020 and 2019.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Loss recovery receivable	$—	$1,875
Contract research	—	487
Insurance	2,413	—
Tax receivable	163	334
Other	433	264
Total prepaid expenses and other current assets	$3,009	$2,960

In October 2019, several batches of our drug substance were inadvertently disposed of by a vendor resulting in a loss of approximately $1.9 million for the year ended December 31, 2019. During the first quarter of 2020, we entered into a settlement agreement to recover the full cost of replacing the drug substance, resulting in a loss recovery receivable being recorded at December 31, 2019. We received the full loss recovery receivable during the nine months ended September 30, 2020.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Employee compensation costs	$1,400	$915
Research and development costs	1,908	275
Professional costs	484	243
Other	292	22
Total accrued expenses and other current liabilities	$4,084	$1,455

6.	Long-term debt

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

We record a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  As of September 30, 2020 and December 31, 2019, we had not recorded a provision for any contingent losses.

8.	redeemable convertible preferred SHARES

In the third quarter of 2020, we completed our IPO, selling an aggregate of 8,494,166 shares of common stock at a price to the public of $18.00 per share, which included 994,166 shares issued upon the partial exercise by the underwriters in August of 2020 of their option to purchase additional shares of common stock. Immediately prior to the consummation of the IPO, all outstanding shares of our Series A, Series A Prime and Series B convertible preferred stock were converted into 17,950,177 shares of common stock.

The following table summarizes outstanding redeemable convertible preferred shares (in thousands, except share and per share amounts):

	Series A		Series A prime		Series B		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2019	—	$—	—	$—	—	$—	—	$—
Restructuring	19,831,103	24,977	—	—	—	—	19,831,103	24,977
Issuance of Series A Preferred Shares, net of issuance costs of $34	15,693,109	17,966	—	—	—	—	15,693,109	17,966
Accretion of redeemable convertible preferred shares to redemption value	—	954	—	—	—	—	—	954
Balance, March 31, 2019	35,524,212	$43,897	—	$—	—	$—	35,524,212	$43,897
Accretion of redeemable convertible preferred shares to redemption value	—	982	—	—	—	—	—	982
Balance, June 30, 2019	35,524,212	$44,879	—	$—	—	$—	35,524,212	$44,879
Accretion of redeemable convertible preferred shares to redemption value	—	1,027	—	—	—	—	—	1,027
Balance, September 30, 2019	35,524,212	$45,906	—	$—	—	$—	35,524,212	$45,906

Balance, January 1, 2020	35,524,212	46,967	—	—	—	—	35,524,212	46,967
Issuance of Series A Preferred Shares	15,693,109	17,980	—	—	—	—	15,693,109	17,980
Issuance of Series A Prime Preferred Shares, on conversion of JDRF note	—	—	948,225	1,811	—	—	948,225	1,811
Issuance of Series B Preferred Shares, net of issuance costs of $271	—	—			19,158,922	39,728	19,158,922	39,728
Accretion of redeemable convertible preferred shares to redemption value	—	1,193	—	3	—	338	—	1,534
Balance, March 31, 2020	51,217,321	$66,140	948,225	$1,814	19,158,922	$40,066	71,324,468	$108,020
Issuance of Series B Preferred Shares, net of issuance costs of $136	—	—			20,116,868	41,864	20,116,868	41,864
Accretion of redeemable convertible preferred shares to redemption value	—	1,465	—	45	—	1,202	—	2,712
Balance, June 30, 2020	51,217,321	$67,605	948,225	$1,859	39,275,790	$83,132	91,441,336	$152,596
Conversion of redeemable convertible preferred shares into common stock	(51,217,321)	(67,879)	(948,225)	(1,867)	(39,275,790)	(83,514)	(91,441,336)	(153,260)
Accretion of redeemable convertible preferred shares to redemption value	—	274	—	8	—	382	—	664
Balance, September 30, 2020	—	$—	—	$—	—	$—	—	$—

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

In June 2020, we issued 19,158,922 Series B redeemable convertible preferred shares at $2.0878 per share in a second closing of our Series B financing to existing investors for gross cash proceeds of $40.0 million and incurred issuance costs of $136,000. We also issued 957,946 Series B redeemable convertible preferred shares to JDRF per the terms of the JDRF Note for gross cash proceeds of $2.0 million.

Simple Agreement for Future Equity

In June 2020, we entered into a SAFE with a related party, pursuant to which we received $6.0 million in cash in exchange for the providing the investor the right to receive shares of our capital stock. The SAFE contained a number of conversion and redemption provisions, including settlement upon liquidity or dissolution events. We elected the fair value option of accounting for the SAFE. Upon consummation of our initial public offering in July 2020, the SAFE was converted, by its terms, into 333,333 shares of our common stock based on the initial public offering price of $18.00 per share.

9.	INCENTIVE SHARES AND EQUITY-BASED COMPENSATION

Prior to the Conversion, we granted profits interest awards to employees, consultants and non-employee members of our Board of Directors. The LLC Operating Agreement of Pandion Therapeutics Holdco LLC initially provided for the grant of up to 1,717,678 incentive shares. In March 2020, the LLC Operating Agreement was amended to authorize the issuance of up to an aggregate of 13,182,678 incentive shares. Each unvested incentive share represented a non-voting equity interest in Pandion Therapeutics Holdco LLC that entitled the holder to a percentage of the profits and appreciation in the equity value of Pandion Therapeutics Holdco LLC arising after the date of grant and after such time as an applicable threshold amount was met.

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

As of September 30, 2020, there were no incentive shares available for future grant.

During the nine months ended September 30, 2019, we granted 662,573 incentive shares with a weighted average fair value of $1.10 per share. During the nine months ended September 30, 2020, we granted 1,417,844 incentive shares with a weighted average fair value of $2.01 per share. The fair value of incentive shares issued was determined using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Expected Term	2.0	1.2
Risk Free Rate	0.17%	1.91%
Volatility	82.7% - 83.7%	71.5%-74.2%
Dividend Yield	- %	0%

2020 Stock Incentive Plan

Immediately prior to consummation of the IPO, all of our outstanding incentive shares were converted into 1,504,586 shares of common stock, of which 1,368,515 were unvested restricted stock. The following table provides a summary of the restricted stock grant activity during the nine months ended September 30, 2020.

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock at December 31, 2019	—	$—
Conversion of incentive shares	1,368,515	$18.00
Vested	(178,799)	$18.00
Unvested restricted stock at September 30, 2020	1,189,716	$18.00

In anticipation of our IPO, in July 2020, our board of directors adopted and our stockholders approved the 2020 Stock Incentive Plan, or the 2020 Plan, which became effective on July 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2020 Plan is equal to the sum of: (1) 2,519,375; plus (2) the number of shares (up to 1,504,613) equal to the number of shares of common stock issued in respect of restricted common shares and incentive shares of Pandion Therapeutics Holdco LLC that were subject to vesting immediately prior to the effectiveness of the registration statement for our IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lowest of (i) 6,000,000 shares of our common stock, (ii) 4% of the number of shares of our common stock outstanding on such date and (iii) an amount determined by our board of directors.

We issued 992,747 stock options with a weighted average fair value of $11.17 during the nine months ended September 30, 2020. The following table provides a summary of stock option activity under the 2020 Plan during the nine months ended September 30, 2020.

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2019	—	$—
Granted	992,747	17.49
Outstanding at September 30, 2020	992,747	$17.49
Exercisable at September 30, 2020	19,836	$18.00

2020 Employee Stock Purchase Plan

In July 2020, our board of directors adopted and our stockholders approved the 2020 Employee Stock Purchase Plan, or the ESPP, which became effective on July 16, 2020. A total of 209,948 shares of common stock were reserved for issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, in an amount equal to the lowest of (1) 1,500,000 shares of our common stock, (2) 1% of the number of shares of our common stock outstanding on the first day of such fiscal year and (3) an amount determined by our board of directors. No shares have been issued under the ESPP as of September 30, 2020.

Equity-based compensation

We recorded equity-based compensation expense related to the issuance of incentive shares and stock options of $1.5 million and $59,000 during the nine months ended September 30, 2020 and 2019, respectively, and $1.3 million and $40,000 during the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $3.2 million of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of approximately 3.2 years. As of September 30, 2020, there was $10.0 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 3.5 years.

Equity-based compensation expense recorded in the accompanying condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$575	$11	$645	$19
General and administrative	752	29	892	40
Total equity-based compensation	$1,327	$40	$1,537	$59

10.	Astellas agreement

In October 2019, we entered into a license and collaboration agreement, or the Astellas Agreement, with Astellas Pharma Inc., or Astellas, to develop locally acting immunomodulators for autoimmune diseases of the pancreas.  Under the Astellas Agreement, we will be responsible for design and discovery of bifunctional drug candidates based on our proprietary modular immune effector and tissue tether platform and Astellas will be responsible for conducting preclinical, clinical and commercialization activities for the selected candidates developed under the Astellas Agreement. The primary indication for which we and Astellas will seek to develop compounds is type 1 diabetes. In connection with our services to Astellas, we have granted a non-exclusive, non-transferable research license to Astellas and an exclusive, non-transferable, royalty-bearing, perpetual license to our technology with respect to the designated compound(s) for Astellas to further develop and ultimately commercialize for the treatment of autoimmune diseases of the pancreas. We do not share in the rights to clinical data and results under the Astellas Agreement. In addition, we are obligated under the Astellas Agreement to certain governance activities, reporting obligations and have made other ancillary commitments. The Astellas Agreement has a contractual term of five years.

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

Our research and development work with respect to bifunctional drug candidates are unique with respect to our proprietary knowledge and know how in the design of bifunctional antibodies and coupling bifunctional antibodies with effector molecules to modulate immune activity. While capable of being distinct, those research and development activities are not distinct within the context of the Astellas Agreement. The licenses provided to Astellas are not transferable and we believe of limited value without our specific research and development services, and thus are not capable of being distinct. While our governance obligations are capable of being distinct, those activities are integrated with our research and development efforts under the Astellas Agreement and are not distinct in the context of the contract. Taken together with our research and development activities, including the governance oversight to those activities, the licenses granted under the Astellas Agreement will enable us to further advance designated licensed compounds into and through clinical development, regulatory approval and ultimately commercialization. Therefore, we believe the licenses bundled together with our research and development services and our governance obligations therein constitute a single distinct performance obligation under the Astellas Agreement for accounting purposes, or the Performance Obligation.

Under the Astellas Agreement, we received a non-refundable, upfront payment of $10.0 million in November 2019. As of September 30, 2020, we estimate that we will receive a further $15.7 million of research funding and external cost reimbursement. We have the right to receive, on a licensed compound-by licensed compound basis, potential research and development milestone payments up to an aggregate of $43.0 million for the first Licensed Compound and $38.0 million for subsequent Licensed Compounds and regulatory milestones up to an aggregate of $105.0 million upon achievement of specified regulatory milestones. If any Astellas licensed products are successfully commercialized, we would be eligible to receive, on a licensed compound-by licensed compound basis, up to $150.0 million from potential commercial milestone payments based on the worldwide net sales of all licensed products containing the same licensed compound. We may also receive tiered mid to high single-digit royalty payments on worldwide net sales of any commercial products developed through our work together under the Astellas Agreement. The achievement and timing of the milestones depend on the success of development, approval and sales progress, if any, of commercial products developed through the collaboration in the future.

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

While the contractual term under the Astellas Agreement is five years, based on the research plan and budget agreed to by the joint steering committee established under the Astellas Agreement, we initially estimate our research and development commitments will be completed by the end of 2022. As of September 30, 2020, we estimated a total transaction price of $29.9 million, consisting of the fixed upfront payment and estimated research funding and reimbursement of external costs of $19.9 million presently budgeted under the Astellas Agreement to be incurred through 2022, the effective term of our Performance Obligation to Astellas. Upon execution of the Astellas Agreement and as of September 30, 2020, contingent and variable consideration consisting of milestone payments has been constrained and excluded from the transaction price given the significant uncertainty of achievement of the development and regulatory milestones.

We have allocated the transaction price entirely to the single, bundled performance obligation. We recorded the $10.0 million up-front payment from Astellas as deferred revenue in November 2019 and will record future invoices under the Astellas Agreement as deferred revenue. We will recognize the estimated total transaction price over the estimated period the research and development services are expected to be provided which, as of September 30, 2020, is through 2022. We believe the Performance Obligation is satisfied over the course of our performance of the research and development activities under the Astellas Agreement and, depicting our performance in satisfaction of the Performance Obligation, we use input method as a measure of progress towards completion of the Performance Obligation according to actual costs incurred compared to estimated total costs to estimate progress toward satisfaction of the Performance Obligation. We will remeasure our progress towards completion of the Performance Obligation at the end of each reporting period. For the three and nine months ended September 30, 2020, we recognized $2.6 million and $6.6 million, respectively, of revenue under the Astellas Agreement. No revenue was recognized during the three and nine months ended September 30, 2019.

We invoice Astellas under the Astellas agreement quarterly in arrears for the cost of external services, quarterly in advance for our estimated internal services and annually to true-up our advance invoicing for estimated internal services. Invoiced amounts under the Astellas Agreement expected to be recognized as revenue within the 12 months following the balance sheet date are classified as a current portion of deferred revenue in the accompanying condensed consolidated balance sheets. Invoiced amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. As of September 30, 2020, we had no contract assets and short-term and long-term deferred revenues of $4.7 million and $4.1 million, respectively, which is presently estimated to be recognized through 2022. The aggregate amount of the transaction price allocated to the Performance Obligation that remains unsatisfied as of September 30, 2020 is estimated to be $22.4 million, of which we expect to recognize $3.6 million, $9.0 million and $9.8 million in the remainder of 2020, 2021 and 2022, respectively.

11.	INCOME TAXES

We did not record a provision or benefit for income taxes during the nine months ended September 30, 2020 and 2019. We continue to maintain a full valuation allowance against all of our deferred tax assets.

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

12.	net loss per share

Net Loss Per Share

Basic and diluted net loss per share attributable to common shareholders is calculated as follows (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(11,232)	$(5,845)	$(26,890)	$(17,334)
Change in redemption value of redeemable convertible preferred shares	(664)	(1,027)	(4,909)	(2,963)
Net loss attributable to common shares – basic and diluted	$(11,896)	$(6,872)	$(31,799)	$(20,297)
Net loss per common share, basic and diluted	$(0.51)	$(6.72)	$(3.71)	$(19.91)
Weighted-average number of shares outstanding used in computing net loss per common share, basic and diluted	23,274,944	1,022,464	8,582,039	1,019,673

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Redeemable convertible preferred shares	—	35,524,212	—	35,524,212
Incentive shares	—	872,234	—	872,234
Stock Options	992,747	—	992,747	—
Warrants to purchase common stock	10,976	—	10,976	—

13.	RELATED PARTY TRANSACTIONS

We engage a firm managed by an executive of the company for professional services related to accounting, finance and other administrative functions. The costs incurred under this arrangement totaled $830,000 and $310,000 for the nine months ended September 30, 2020 and 2019, respectively, and $231,000 and $132,000 for the three months ended September 30, 2020 and 2019, respectively, which were recorded as general and administrative expense in the accompanying condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, amounts owed under this arrangement totaled approximately $61,000 and $34,000, respectively, and are included in accounts payable in the accompanying condensed consolidated balance sheets.

We engaged a director of the company to provide advice and services as requested by the board of directors. The costs incurred under this arrangement totaled $69,000 and $113,000 for the nine months ended September 30, 2020 and 2019, respectively, and $6,000 and $38,000 for the three months ended September 30, 2020 and 2019, respectively, which were recorded as general and administrative expense in the accompanying condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, there were no amounts owed to the director under this arrangement. This agreement was terminated in July 2020.

In March 2020, we issued 19,158,922 Series B preferred redeemable convertible shares at a price of $2.0878 per share, for gross cash proceeds of $40.0 million, of which 12,883,010 shares were sold to our 5% stockholders and their affiliates, and certain of our executive officers and non-employee directors. In June 2020, we issued 19,158,922 Series B redeemable convertible preferred shares in an additional closing at the same price per share as the first closing for gross cash proceeds of $40.0 million, of which 12,883,010 shares were sold to our 5% stockholders and their affiliates, and certain of our executive officers and non-employee directors.

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

Overview

We are a clinical stage biopharmaceutical company developing novel therapeutics designed to address the unmet needs of patients living with autoimmune diseases. We have combined a network-based conceptualization of the immune system, focused on its control nodes, with expertise in advanced protein engineering to develop our TALON (Therapeutic Autoimmune reguLatOry proteiN) drug design and discovery platform. Our TALON platform enables us to employ a modular approach to create a pipeline of product candidates using immunomodulatory effector modules that act at known control nodes within the immune network. We are also able to combine an effector module with a tissue-targeted tether module in a bifunctional format to guide delivery of the effector to a targeted tissue. Our lead product candidate, PT101, a combination of our interleukin-2, or IL-2, mutein effector module with a protein backbone, is designed to selectively expand regulatory T cells, or Treg cells, systemically, without activating proinflammatory cells, such as conventional T cells and natural killer, or NK, cells. We are initially developing PT101 for the treatment of patients with moderate-to-severe ulcerative colitis, or UC and have completed enrollment and dosing in a Phase 1a clinical trial of PT101 in healthy volunteers, with top-line data expected early 2021. We continue to develop and expand our library of effector and tether modules as part of our early stage research and discovery pipeline. Our early stage research includes a suite of PD-1 agonists in preclinical development. PD-1 is an inhibitory receptor that is naturally expressed by T cells following their activation. We plan to initiate investigational new drug, or IND, -enabling studies with our systemic PD-1 agonist, PT627, in the fourth quarter of this year and expect to enter IND-enabling preclinical studies for our GI/liver-tethered PD-1 agonist, PT001, in the first half of 2021.

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

Our lead product candidate, PT101, is in Phase 1 clinical development and our other product candidates and our discovery stage programs are in preclinical or earlier stages of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. To date, our operations have been financed primarily through the issuance of redeemable convertible preferred shares, a simple agreement for future equity, or SAFE, convertible notes and a term loan and, most recently, common stock in our initial public offering, or IPO. On July 21, 2020, we completed an IPO of our common stock and issued and sold 7,500,000 shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of $122.0 million after deducting underwriting discounts and commissions and estimated offering expenses. In addition, on August 11, 2020, we issued and sold an additional 994,166 shares of our common stock at the public offering price of $18.00 per share upon the partial exercise of the underwriters’ option to purchase additional shares of common stock and received additional net proceeds of $16.6 million after deducting underwriting discounts and commissions.

Since inception, we have had significant operating losses. Our net loss was $21.9 million and $10.9 million for the years ended December 31, 2019 and 2018, respectively, and our net loss was $26.9 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $74.8 million.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $232.3 million as of September 30, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements through the first half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To date, our financial condition and operations have not been significantly impacted by the COVID-19 pandemic. However, we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on our financial condition and operations, including planned clinical trials. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of the

COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results may be materially adversely affected.

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

In October 2019, we entered into a license and collaboration agreement, or the Astellas agreement, with Astellas Pharma Inc., or Astellas, to develop locally acting immunomodulators for autoimmune diseases of the pancreas. Under the terms of the Astellas agreement, we are responsible for the design and discovery of bifunctional product candidates based on our TALON platform, and Astellas will conduct preclinical, clinical and commercialization activities for any candidates developed in the collaboration. The initial research plan is focused on three tissue-selective tether targets in the pancreas. The primary indication for which we and Astellas are seeking to develop compounds is type 1 diabetes. We received an upfront payment of $10.0 million and have the right to receive research, development and regulatory milestone payments under the collaboration. We also have the right to receive tiered royalties on worldwide net sales of any commercial products developed under the collaboration.

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

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•	successfully completing preclinical studies and initiating clinical trials;
•	successful enrollment and completion of clinical trials;
•	data from our clinical program that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•	any delays in our planned clinical trials as a result of the COVID-19 pandemic;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following sets forth our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Revenue	$2,632	$—	$2,632	—
Operating expenses
Research and development	9,286	4,386	4,900	112%
General and administrative	4,336	1,522	2,814	185%
Total operating expenses	13,622	5,908	7,714	131%
Loss from operations	(10,990)	(5,908)	(5,082)	86%
Other income (expense), net	(242)	63	(305)	(484%)
Net loss	$(11,232)	$(5,845)	$(5,387)	92%

Revenue

For the three months ended September 30, 2020, we recognized $2.6 million in revenue under the Astellas agreement. While the contractual term under the Astellas agreement is five years, based on the research plan and budget agreed to by the joint steering committee established under the Astellas agreement, we initially estimate our research and development commitments will be completed by the end of 2022. As of September 30, 2020, we estimated a total transaction price of $29.9 million, consisting of the fixed upfront payment of $10.0 million and estimated research funding and reimbursement of external costs of $19.9 million presently budgeted under the Astellas agreement to be incurred through 2022. As of September 30, 2020, we have no contract assets and have short-term and long-term deferred revenues of $4.7 million and $4.1 million, respectively, which are presently estimated to be recognized through 2022. The aggregate amount of the transaction price that remains unsatisfied as of September 30, 2020 is estimated to be $22.4 million, of which we expect to recognize $3.6 million in 2020, $9.0 million in 2021 and $9.8 million in 2022.

Research and Development Expenses

Research and development expenses were comprised of:

	Three Months Ended September 30,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Personnel	2,615	$1,014	$1,601	158%
Services	5,094	2,403	2,691	112%
Facilities and equipment	691	301	390	130%
Supplies	847	619	228	37%
Other	39	49	(10)	(20%)
Total research and development expenses	$9,286	$4,386	$4,900	112%

Direct and allocated research and development expenses by program were comprised of:

	Three Months Ended September 30,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
PT101	$3,430	$1,499	$1,931	129%
PT002	109	552	(443)	(80%)
PT627	697	—	697	—
PT001	437	616	(179)	(29%)
All other programs	1,292	754	538	71%
Non-program specific and unallocated research and development expenses	3,321	965	2,356	244%
Total research and development expenses	$9,286	$4,386	$4,900	112%

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

Research and development expenses were $9.3 million for the three months ended September 30, 2020, compared to $4.4 million for the three months ended September 30, 2019. The increase of $4.9 million was due to an increase in activities across most of our programs and cost categories.

We initiated our Phase 1a clinical trial of PT101 in February 2020 and completed enrollment and dosing in October 2020. We have continued to advance our other product candidates and seek to discover and develop other programs. Personnel-related costs increased $1.6 million primarily related to our research and development headcount increasing from 22 employees as of September 30, 2019, to 43 employees as of September 30, 2020, including an increase of $0.6 million in non-cash equity-based compensation. Preclinical and consulting services and development activities outsourced to CROs increased an aggregate of $2.7 million across our programs. Our facility costs increased $0.4 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, commensurate with the expansion of our pipeline of research and development programs.

General and Administrative Expenses

General and administrative expenses to support our business activities were comprised of:

	Three Months Ended September 30,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Personnel	$1,539	$757	$782	103%
Professional services	1,535	624	911	146%
Facilities and travel	212	91	121	133%
Insurance	812	11	801	7,282%
Other	238	39	199	510%
Total general and administrative expenses	$4,336	$1,522	$2,814	185%

The increase in general and administrative expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily attributable to an increase of $0.9 million in third-party professional services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities. It was also partially attributable to an increase of $0.8 million in personnel costs from additions to general and administrative employees, including an increase of $0.7 million in non-cash equity-based compensation, and $0.8 million in additional insurance premiums associated with being a public company.

Other Income (Expense), Net

Our other income (expense), net was comprised of:

	Three Months Ended September 30,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Interest income	$9	$63	$(54)	(86%)
Interest expense	(251)	—	(251)	—
Other income (expense), net	$(242)	$63	$(305)	(484%)

Our other income (expense) consists primarily of interest income earned on our cash balance and interest expense and other costs related to our term loan, which was repaid in July 2020.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following sets forth our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Revenue	$6,588	$-	$6,588	—
Operating expenses
Research and development	25,088	14,405	10,683	74%
General and administrative	8,200	3,136	5,064	161%
Total operating expenses	33,288	17,541	15,747	90%
Loss from operations	(26,700)	(17,541)	(9,159)	52%
Other income (expense), net	(190)	207	(397)	(192%)
Net loss	$(26,890)	$(17,334)	$(9,556)	55%

Revenue

For the nine months ended September 30, 2020, we recognized $6.6 million in revenue under the Astellas agreement. While the contractual term under the Astellas agreement is five years, based on the research plan and budget agreed to by the joint steering committee established under the Astellas agreement, we initially estimate our research and development commitments will be completed by the end of 2022. As of September 30, 2020, we estimated a total transaction price of $29.9 million, consisting of the fixed upfront payment of $10.0 million and estimated research funding and reimbursement of external costs of $19.9 million presently budgeted under the Astellas agreement to be incurred through 2022. As of September 30, 2020, we have no contract assets and short-term and long-term deferred revenues of $4.7 million and $4.1 million, respectively, which is presently estimated to be recognized through 2022. The aggregate amount of the transaction price that remained unsatisfied as of September 30, 2020 is estimated to be $22.4 million, of which we expect to recognize $3.6 million in 2020, $9.0 million in 2021 and $9.8 million in 2022.

Research and Development Expenses

Research and development expenses were comprised of:

	Nine Months Ended September 30,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Personnel	$6,011	$2,647	$3,364	127%
Services	14,448	8,803	5,645	64%
Facilities and equipment	2,072	874	1,198	137%
Supplies	2,262	2,001	261	13%
Other	295	80	215	269%
Total research and development expenses	$25,088	$14,405	$10,683	74%

Direct and allocated research and development expenses by program were comprised of:

	Nine Months Ended September 30,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
PT101	$9,984	$7,246	$2,738	38%
PT002	548	1,412	(864)	(61%)
PT627	1,612	—	1,612	—
PT001	1,332	1,868	(536)	(29%)
All other programs	4,007	1,577	2,430	154%
Non-program specific and unallocated research and development expenses	7,605	2,302	5,303	230%
Total research and development expenses	$25,088	$14,405	$10,683	74%

Research and development expenses were $25.1 million for the nine months ended September 30, 2020, compared to $14.4 million for the nine months ended September 30, 2019. The increase of $10.7 million was primarily due to higher consulting services and development activities outsourced to Contract Research Organizations.

Personnel-related costs increased $3.4 million primarily related to our research and development headcount increasing from 22 employees as of September 30, 2019, to 43 employees as of September 30, 2020, including an increase of $0.6 million in non-cash equity-based compensation. Preclinical and consulting services and development activities outsourced to CROs increased an aggregate of $5.6 million across our programs. Our facility costs increased $1.2 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, commensurate with the expansion of our pipeline of research and development programs.

General and Administrative Expenses

General and administrative expenses to support our business activities were comprised of:

	Nine Months Ended September 30,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Personnel	$2,612	$1,341	$1,271	95%
Professional services	3,866	1,409	2,457	174%
Facilities and travel	564	300	264	88%
Insurance	837	25	812	3,248%
Other	321	61	260	426%
Total general and administrative expenses	$8,200	$3,136	$5,064	161%

The increase in general and administrative expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to an increase of $2.5 million in third-party professional services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities. It was also partially attributable to an increase of $1.3 million in personnel costs from additions to general and administrative employees, including an increase of $0.9 million in non-cash equity-based compensation, and $0.8 million in additional insurance premiums related to being a public company.

Other Income (Expense), Net

Our other income (expense), net was comprised of:

	Nine Months Ended September 30,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Interest income	$54	$207	$(153)	(74%)
Interest expense	(333)	—	(333)	—
Fair value adjustments to convertible note	89	—	89	—
Other income (expense), net	$(190)	$207	$(397)	(192%)

Our other income (expense) consists primarily of interest income earned on our cash balance and interest expense and other costs related to our term loan, which was repaid in July 2020. We have elected to account for the JDRF convertible promissory note at fair value and recorded a gain of $89,000 in the fair value of the convertible note for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

In July 2020, we completed our IPO and issued and sold 8,494,166 shares of common stock at a public offering price of $18.00 per share which includes 994,166 shares sold upon the partial exercise of the underwriters’ option in August 2020 to purchase additional shares of common stock, resulting in aggregate net proceeds of $138.6 million after deducting underwriting discounts and commissions and offering costs of $14.3 million. Prior to our IPO, we financed our operations primarily through the sales of our preferred stock and preferred shares, the sale of the SAFE, issuances of convertible promissory notes, a term loan and payments received under our collaboration agreement with Astellas.. Since inception, we have had significant operating losses. Our net loss was $21.9 million and $10.9 million for the years ended December 31, 2019 and 2018, respectively, and our net loss was $26.9 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $74.8 million and $232.3 million in cash and cash equivalents.

In June 2020, we issued 20,116,868 additional Series B redeemable convertible preferred shares for gross proceeds of $42.0 million and incurred issuance costs of $136,000. We also entered into the SAFE, pursuant to which we issued rights to one investor to receive shares of our capital stock for an aggregate purchase price of $6.0 million. Upon closing of our IPO in July 2020, the SAFE converted, by its terms, into 333,333 shares of our common stock based on the initial public offering price of $18.00 per share.

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

Cash Flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(23,821)	$(16,311)
Net cash used in investing activities	(2,005)	(437)
Net cash provided by financing activities	242,682	17,967
Net increase in cash, cash equivalents and restricted cash	$216,856	$1,219

Net Cash Used in Operating Activities

Cash used in operating activities of $23.8 million during the nine months ended September 30, 2020 was attributable to our net loss of $26.9 million and a decrease of $1.6 million in our deferred revenue under the Astellas agreement, offset by a $2.7 million net increase in our working capital and non-cash charges of $2.0 million principally with respect to equity-based compensation and depreciation expense.

Cash used in operating activities of $16.3 million during the nine months ended September 30, 2019 was attributable to our net loss of $17.3 million, a $0.8 million net increase in our working capital and non-cash charges of $0.2 million principally with respect to equity-based compensation and depreciation expense.

Net Cash Used in Investing Activities

Investing activities for all periods presented consist of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2020 amounted to $242.7 million comprised of $138.6 million of aggregate net proceeds from the issuance of common stock in our IPO in July 2020 and August 2020, $81.6 million net proceeds from the sale and issuance of our Series B redeemable convertible preferred shares in March 2020 and June 2020, $18.0 million net proceeds upon the third issuance of our Series A redeemable convertible preferred shares in February 2020 and $6.0 million net proceeds from the SAFE in June 2020.

Cash provided by financing activities for the nine months ended September 30, 2019 amounted to $18.0 million comprised of net proceeds upon the second issuance of our Series A redeemable convertible preferred shares in January 2019.

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

Based upon our current operating plan, we believe that our cash and cash equivalents of $232.3 million as of September 30, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements through the first half of 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We currently have no credit facility or committed sources of capital. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, costs and results of our Phase 1a clinical trial of PT101;
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

Significant Accounting Policies

Our significant accounting policies are disclosed in our audited financial statements for the year ended December 31, 2019 and the related notes included in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 17, 2020. Since the date of such financial statements, there have been no material changes to our significant accounting policies [other than those described in Note 2 of the notes to our unaudited consolidated and condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

Refer to Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a summary of recently issued and adopted accounting pronouncements.

Contractual Obligations and Commitments

In July 2020, we repaid the $2.0 million of principal outstanding under the Term Loan and, in connection with such repayment, the facility was terminated pursuant to its terms. We have no further payment obligations under the Term Loan and no amounts under the secured term loan facility are available for borrowing.  There have been no other material changes in our contractual obligations and commitments during the three months ended September 30, 2020 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 17, 2020.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $232.3 million as of September 30, 2020. Historically, we have generally held our cash equivalents in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, and have incurred significant operating losses. Our net loss was $26.9 million for the nine months ended September 30, 2020 and $10.9 million and $21.9 million for the years ended December 31, 2018 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $74.8 million. To date, we have financed our operations primarily through sales of our preferred stock and preferred shares, issuances of convertible promissory notes, proceeds from a simple agreement for future equity, or SAFE, borrowings under our loan and security agreement with Silicon Valley Bank, which we refer to as our loan agreement, an upfront payment received under the license and collaboration agreement, or the Astellas agreement, with Astellas Pharma Inc., or Astellas and sales of our common stock in our initial public offering, or IPO, which closed on July 21, 2020. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our clinical development of PT101, including our Phase 1a clinical trial and planned Phase 1b/2a clinical trial;
•	leverage our TALON (Therapeutic Autoimmune reguLatOry proteiN) drug design and discovery platform to advance additional product candidates into preclinical and clinical development;
•	pursue the discovery of drug targets for other autoimmune and inflammatory diseases and the subsequent development of any resulting product candidates;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
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

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our Phase 1a clinical trial of PT101;
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

As of September 30, 2020, we had cash and cash equivalents of approximately $232.3 million. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital.

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

Enrollment in our Phase1a clinical trial of PT101 was not adversely impacted by the COVID-19 pandemic, and we believe that we have sufficient supply of clinical trial material to conduct our planned Phase 1b/2a clinical trial of PT101. We cannot provide assurance, however, that some factors from the COVID-19 pandemic will not delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future.

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

In response to the COVID-19 pandemic and in accordance with direction from state and local governmental authorities, we have restricted access to our facility to those individuals who must perform critical research, translational medicine and laboratory support activities that must be completed on site, limited the number of such people that can be present at our facility at any one time, and required that most of our non-research employees work remotely. In the event that governmental authorities were to keep these restrictions in place for an extended period or impose further restrictions, our employees conducting research and development activities may not be able to access our laboratory space, and our core research activities may be significantly limited or curtailed, possibly for an extended period of time.

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

The pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Even if we are able to commence clinical trials, issues may arise that could suspend or terminate such clinical trials. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any potential promising results in earlier studies and trials, we cannot be certain that we will not face similar setbacks. In addition, the results of our preclinical animal studies, including our autoimmune mouse studies and animal studies, may not be predictive of the results of outcomes in human clinical trials. For example, our autoimmune product candidates that are in preclinical development may demonstrate different chemical and biological properties in patients than they do in laboratory animal studies or may interact with human biological systems in unforeseen or harmful ways.

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

We currently rely on third-party CROs to conduct our Phase 1a clinical trial of PT101 and plan to rely on third-party CROs or third-party research collaboratives to conduct our planned clinical trials. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all, and our product development activities might be delayed.

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

With respect to our patent rights, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates. We are aware of a European Patent which could be construed to cover a method of use for an IL-2 mutein for the treatment of arthritis and other autoimmune disorders, including, but not limited to, rheumatoid arthritis. We may in the future evaluate PT101 or other product candidates for the treatment of rheumatoid arthritis, and if this patent were maintained in Europe and construed to cover PT101, we may not be able to sell PT101 in Europe for this indication during the term of the patent.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, to maintain our competitive position, including certain aspects of our TALON platform. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, but we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.

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

We are aware of several other companies developing programs that utilize IL-2 for the selective expansion of regulatory T cells, including Amgen Inc., Nektar Therapeutics (in partnership with Eli Lilly & Company, or Eli Lilly), Roche Holding AG, or Roche, and Bristol-Myers Squibb, or BMS. We are also aware of other companies with research or preclinical-stage programs in this area, including Synthorx, Inc. (a subsidiary of Sanofi), Moderna, Inc. and Xencor, Inc. We are also aware of other companies with PD-1 agonist programs for the treatment of autoimmune diseases, including AnaptysBio, Inc., Eli Lilly and Ono Pharmaceutical.

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

We are aware of several companies with product candidates for the treatment of patients with UC, including Rinvoq, which is a JAK1 inhibitor being developed in Phase 3 clinical trials by AbbVie, ozanimod, which is a S1P inhibitor being developed in Phase 3 clinical trials by BMS, etrolizumab, which is a β7 integrin being developed in Phase 3 clinical trials by Roche, mirikizumab, which is an anti-IL-23 antibody being developed in Phase 3 clinical trials by Eli Lilly and filgotinib, a JAK1 inhibitor being developed in Phase 3 clinical trials by Gilead Sciences, Inc. We are also aware of additional product candidates in clinical trials by AbbVie, Abivax SA, Amgen Inc., Arena Pharmaceuticals, Inc., Applied Molecular Transport, Inc., Boehringer Ingelheim, Bristol-Myers Squibb Company, Gilead Sciences, Inc., GlaxoSmithKline plc, Gossamer Bio, Inc., Immunic, Incyte Corp., Janssen Pharmaceutica N.V., Landos Biopharma, Inc., Morphic Therapeutic, Inc., Pfizer Inc., Protagonist Therapeutics, Inc., Seres Therapeutics, Inc., Theravance Biopharma, Inc., and Vedanta Biosciences, Inc.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for our product candidates, if approved, by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients find unacceptably high.

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

•

the federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act, impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. For example, manufacturers have been prosecuted for causing false claims to be submitted because of off-label promotion purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

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

Since its enactment, some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, and executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly known as the requirement that all individuals maintain health insurance coverage or pay a penalty, referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate’s penalty was decreased to $0, effective January 1, 2019. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was decreased to $0 as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held the individual mandate is unconstitutional but remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. The U.S. Supreme Court heard oral arguments for this case on November 10, 2020. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.

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

In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved products that are authorized for sale in other countries (multi-market approved products). More recently, President Trump has issued several executive orders that are intended to lower the costs of prescription drug products. These orders direct the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic.

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

If we, or any third-party manufacturer we engage now or in the future, fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs or liabilities that could have a material adverse effect on our business.

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

As of November 12, 2020, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock owned shares representing approximately 73.3% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 12, 2020 we had 29,519,902 shares of common stock outstanding. This includes the 8,494,166 shares that were sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing stockholders. The remaining shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the IPO. Moreover, beginning 180 days after the completion of our IPO, holders of an aggregate of 19,724,868 shares of our common stock will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our IPO.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of proceeds from registered securities

On July 21, 2020, we completed our initial public offering, or IPO, in which we issued and sold 8,494,166 shares of common stock, $0.001 par value per share, which included an additional 994,166 shares of common stock sold to the underwriters on August 11, 2020 pursuant to the partial exercise by the underwriters of their option to purchase additional shares of common stock at a price to the public of $18.00 per share.  The offer and sale of the shares in the IPO was registered under the Securities Act pursuant to registration statements on Form S-1 (File No. 333-239500), which was filed with the SEC on June 26, 2020 and subsequently amended and declared effective on July 16, 2020, and Form S-1 (File No. 333-239894), which was filed pursuant to Rule 462(b) of the Securities Act and declared effective with the SEC on July 16, 2020.  The underwriters of the offering were Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, SVB Leerink LLC and BMO Capital Markets Corp. The IPO commenced on July 16, 2020 and terminated without the sale of 130,834 shares registered for potential issuance upon exercise of the underwriters’ option to purchase additional shares.

We raised approximately $138.6 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses of $14.3 million payable by us.  No underwriting discounts and commissions or offering expenses were paid directly or indirectly to any of our directors of officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We have not used any of the net proceeds from our IPO as of September 30, 2020.  There has been no material change in the planned use of proceeds from our IPO, as described in our final prospectus filed with the SEC on July 17, 2020 pursuant to Rule 424(b) under the Securities Act.

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

PANDION THERAPEUTICS, INC.

Date: November 16, 2020	By:	/s/ Rahul Kakkar
Rahul Kakkar, M.D.
Chief Executive Officer, Director (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Gregg Beloff
Gregg Beloff
Interim Chief Financial Officer (Principal Financial Officer)