Form 10-K
period 2020-12-31
Pandion Therapeutics, Inc.
filed 2021-03-12
CIK 1807901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39381

PANDION THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	83-3015614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
134 Coolidge Avenue Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 393-5925

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	PAND	Nasdaq Global Select Market

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s Common Stock. The registrant’s Common Stock began trading on the Nasdaq Global Select Market on July 17, 2020. As of February 26, 2021 the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $617.8 million, based on the closing price of the registrant’s Common Stock on February 26, 2021. The number of shares of Registrant’s Common Stock outstanding as of March 12, 2021 was 29,515,583.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•

the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement that we entered into with Merck Sharp & Dohme Corp., or Merck, and its wholly owned acquisition subsidiary on February 24, 2021, pursuant to which we expect to become a wholly owned subsidiary of Merck;

•

the failure to satisfy required closing conditions under the merger agreement, including, but not limited to, the tender of a minimum number of our outstanding shares of common stock in the related tender offer and the receipt of required regulatory approvals, or the failure to complete the merger in a timely manner;

•	risks related to disruption of management’s attention from our ongoing business operations due to the pendency of the transaction with Merck;
•

the effect of the announcement of the transaction with Merck on our operating results and business generally, including, but not limited to, our ability to retain and hire key personnel and maintain our relationships with strategic partners, suppliers, vendors, regulatory authorities and others with whom we do business;

•	the impact of the pending transaction with Merck on our strategic plans and operations and our ability to respond effectively to competitive pressures, industry developments and future opportunities;
•	the outcome of any legal proceedings that may be instituted against us and others relating to the merger agreement;
•

the initiation, timing, progress and results of our current and future preclinical studies and clinical trials, including the planned Phase 1b/2a clinical trial of PT101 in patients with ulcerative colitis and the planned Phase 2 clinical trial in patients with systemic lupus erythematosus;

•	our research and development programs;
•	our plans to develop our current and future product candidates;
•	the utility of our TALON platform in identifying and discovering product candidates;
•	the timing of and our ability to submit applications for and obtain and maintain regulatory approvals for our current and future product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash and cash equivalents;
•	the potential advantages of our current and future product candidates;
•	the rate and degree of market acceptance and clinical utility of our products, if approved;
•	our estimates regarding the potential market opportunity for our current and future product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding;

i

•

the potential direct or indirect impact of the COVID-19 pandemic on our business, operations, and the markets and communities in which we and our partners, collaborators, vendors and customers operate; and

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into and do not assume the consummation of our pending transaction with Merck unless specifically stated otherwise.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Summary of Risk Factors

•	We may not complete the pending transaction with Merck within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
•

We have incurred significant losses since our inception. Our net loss was $38.1 million and $21.9 million for the years ended December 31, 2020 and 2019, respectively. We expect to incur losses over the next several years and may never achieve or maintain profitability.

•

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we prepare for the planned Phase 1b/2a clinical trial of PT101 in patients with ulcerative colitis and the planned Phase 2 clinical trial of PT101 in patients with systemic lupus erythematosus and continue research and development and initiate additional clinical trials of, and seek marketing approval for, PT101 and other product candidates. We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•

We focus on using our product candidates to actively rebalance the immune system in either a systemic or a tissue-localized fashion for therapeutic benefit in patients with autoimmune disease. This approach to the discovery and development of product candidates is unproven, and we do not know whether we will be able to successfully develop any products.

•

The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business and operations.

•

We are early in our development efforts, and we only have one product candidate in a clinical trial. If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

•

In the near term, we are dependent on the success of PT101. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize PT101, or if we experience significant delays in doing so, our business would be substantially harmed.

•

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

•

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

•

Preclinical drug development is uncertain. Some or all of our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain marketing approvals or commercialize these product candidates on a timely basis or at all, which would have an adverse effect on our business.

•	Results of preclinical studies and early clinical trials of our product candidates, including our Phase 1a trial of PT101 in healthy volunteers, may not be predictive of future trial results.
•

If any of our product candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.

•

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

•

Even if any of our current or future product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for any of such product candidates, if approved, may be smaller than we estimate.

•

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party coverage or reimbursement practices or healthcare reform initiatives, which could harm our business.

•

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

•	The price of our common stock may be volatile and fluctuate substantially.

PART I

Item 1. Business.

On February 24, 2021, we entered into a definitive merger agreement to be acquired by Merck Sharp & Dohme Corp., or Merck. Pursuant to the merger agreement, and upon the terms and subject to the conditions thereof, Panama Merger Sub, Inc., a wholly owned acquisition subsidiary of Merck, or Merger Sub, will commence a cash tender offer, or the Tender Offer, to acquire all of the issued and outstanding shares of our common stock at a price per share of $60, net to the seller of such shares in cash, without interest, subject to any withholding of taxes required by applicable law. The completion of the Tender Offer will be conditioned on at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the Tender Offer, receipt of certain regulatory approvals and other customary conditions.

Following the completion of the Tender Offer, Merger Sub will merge with and into our company, with our company surviving as a wholly owned subsidiary of Merck. The merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the merger. In the merger, each outstanding share of our common stock (other than shares of common stock held by us as treasury stock or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $60 per share in cash, without interest, subject to any withholding of taxes required by applicable law.

We expect the transaction to close in the first half of 2021. If the transaction is completed, it is expected that our common stock will be removed from listing on the Nasdaq Stock Market and from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended.

See Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 17 of the Notes to Consolidated Financial Statements included in this report for additional information regarding this transaction.

Overview

We are a clinical stage biopharmaceutical company developing novel therapeutics designed to address the unmet needs of patients living with autoimmune diseases. We have combined a network-based conceptualization of the immune system with expertise in advanced protein engineering to develop our TALON (Therapeutic Autoimmune reguLatOry proteiN) drug design and discovery platform. Our TALON platform enables us to employ a modular approach to create a pipeline of product candidates using immunomodulatory effector modules that act at known control nodes within the immune network. We are also able to combine an effector module with a tissue-targeted tether module in a bifunctional format to guide delivery of the effector to a targeted tissue. Our lead product candidate, PT101, a combination of our interleukin-2, or IL-2, mutein effector module with a protein backbone, is designed to selectively expand regulatory T cells, or Treg cells, systemically, without activating proinflammatory cells, such as conventional T cells and natural killer, or NK, cells. We are initially developing PT101 for the treatment of patients with moderate-to-severe ulcerative colitis, or UC, and for the treatment of patients with systemic lupus erythematosus, or SLE. We reported positive top-line data from a Phase 1a clinical trial of PT101 in healthy volunteers in January 2021. Leveraging our TALON platform, we continue to develop and expand our library of effector and tether modules as part of our early stage research and discovery pipeline.

We believe there is a need to fundamentally rethink the approaches historically utilized in autoimmune disease drug development. Current therapies for autoimmune disease based on broad immunosuppression or focused on inhibiting one pathway of the immune network often leave patients suffering from chronic residual disease or disease progression. We created our TALON platform to develop therapies that manipulate the immune system at its known control nodes, which we believe will enable us to design and develop treatments for autoimmune diseases that provide a durable clinical benefit.

Our TALON platform is based on the concept of modularity. We start with immune effector modules that we engineer to mimic the action of known control nodes. We can combine these effector modules with a protein backbone to create a portfolio of product candidates tailored to a given autoimmune disease. Specifically, we believe that we can design effectors to act systemically, or using a bifunctional format we can combine our effectors with antibody-based tissue-targeted tethers to concentrate the effector within the target organ. We believe that we have the potential to generate a diverse pipeline of next-generation product candidates to address significant unmet medical needs in autoimmune diseases.

Our lead product candidate, PT101, is an effector module comprised of an engineered variant of wild-type IL-2, or an IL-2 mutein, fused to a protein backbone. We engineered PT101 to confer a high degree of selectivity for Treg cell expansion without activating proinflammatory cells, such as conventional T cells and NK cells. We believe that preferential activation and expansion of Treg cells, a natural regulatory node of the immune system, will enable PT101 to rebalance a dysregulated immune network in the context of a wide variety of autoimmune diseases. Based on the dose-escalation data observed in our preclinical studies, PT101 has shown a high degree of selectivity for Treg cells over other types of immune cells such as conventional proinflammatory T cells and NK cells. We plan to develop PT101 for subcutaneous administration for the systemic treatment of a variety of autoimmune and inflammatory diseases, with an initial focus on the treatment of patients with UC and on the treatment of patients with SLE. We estimate UC will represent a worldwide market of over $7 billion by 2026 and SLE will represent a worldwide market of over $1.6 billion by 2028. In February 2020, we initiated a single-ascending dose Phase 1a clinical trial of PT101 in healthy volunteers in Canada, and we completed enrollment and dosing in October 2020. We reported top-line data from this trial in January 2021, in which PT101 was observed to be safe and well-tolerated, the primary objective of the trial. In the clinical trial, PT101 selectively expanded total Treg cells, with a mean maximal increase of up to 3.6-fold over baseline. PT101 also expanded a subset of activated Treg cells with high CD25 expression, known as CD25 bright Treg cells, with a mean maximal increase of up to 72.5-fold over baseline. CD25 bright Tregs may be a more active subset of Treg cells with enhanced immune regulatory function. There was no evidence of expansion of NK cells and conventional T cells at any dose studied. At doses of 3.5 mg and above, PT101 induced a two-fold or greater expansion of total Treg cells in more than 80% of subjects. Treg cells returned to baseline or near-baseline over the 28-day follow-up period, supporting our plan to utilize an every-four-weeks dosing regimen of PT101 in future clinical trials.

All adverse events observed in the trial were low grade (Grade 1 or 2) and self-limited. The most common adverse events were skin reactions of itching, redness or pain near or around the site of injection of PT101. In laboratory tests, some subjects showed transient elevations of eosinophils, a type of white blood cell, that were self-limited in nature and did not require medical treatment. We believe that the eosinophil elevation may be related to the IL-2 mechanism of PT101.

Based on these results and subject to regulatory feedback, we plan to submit an investigational new drug application, or IND, to the U.S. Food and Drug Administration, or FDA, and an investigational medicinal product dossier, or IMPD, to the European Medicines Agency, or EMA and commence a global Phase 1b/2a trial in patients with UC in mid-2021. In addition, subject to further regulatory feedback, we plan to initiate a global Phase 2 clinical trial in patients with SLE in the second half of 2021.

We are also developing a suite of PD-1 agonists. PD-1 is an inhibitory receptor that is naturally expressed by T cells following their activation. Based on the understood biology of PD-1, we believe agonism of PD-1 is an approach to intervene in ongoing activated proinflammatory T cell responses to prevent excessive and uncontrolled reactivity that can result in damage to host tissues, as well as concurrently stimulate immunomodulatory Treg cells. We are currently in preclinical development of PD-1 agonist antibody-based effectors that mimic the inhibitory effects of PD-1 without blocking the natural interaction between PD-1 and its ligands. Our efforts have generated PT627, a PD-1 agonist that does not require surface binding and retains its function when free floating in solution. Given the potential of PT627 to inhibit PD-1 within tissues as well as in the bloodstream, we believe it represents a markedly differentiated approach to PD-1 agonism for the treatment of autoimmune disease. We initiated IND-enabling studies of PT627 in the fourth quarter of 2020 and plan to file an IND with the FDA and/or an IMPD with the EMA for PT627 in 2022.

For autoimmune diseases that exhibit local manifestations, it can be challenging to administer a drug systemically and achieve a sufficient concentration of the drug at the target tissue for optimal therapeutic benefit. We are leveraging our TALON platform to engineer bifunctional therapeutics that tether our immune effector payload to the specific location where the immunomodulator is most likely to interact with infiltrating or activated immune cells. We believe tissue tethering will allow us to deliver the effector directly to the localized site of the autoimmune attack, create a high local concentration of the effector and extend the residence time of the effector at the site of action to increase local exposure.

Our most advanced bifunctional program, PT001, tethers a PD-1 agonist effector to a tether module that binds to mucosal vascular addressing cell adhesion molecule, or MAdCAM, to drive tissue-selective immunomodulation in the gastrointestinal tract. MAdCAM is a protein that is expressed in the gastrointestinal tract and controls the selective migration of immune cells from circulation into the underlying tissues. We are advancing both programs through preclinical development and plan to begin IND-enabling studies of PT001 in the first half of 2021.

Our discovery efforts are focused on expanding our library of effectors and tether modules. We are currently developing a CD39 effector designed to manipulate the inflammatory microenvironment. We are also expanding our library of tethers with ongoing efforts for autoimmune diseases of the skin, kidney and pancreas.

We established a collaboration with Astellas Pharma Inc., or Astellas, in October 2019 to develop locally acting immunomodulators for autoimmune diseases of the pancreas. Under this agreement, we are responsible for the design and discovery of bifunctional product candidates based on our TALON platform, and Astellas will conduct preclinical, clinical and commercialization activities for any candidates developed in the collaboration. The initial research plan is focused on three tissue-selective tether targets in the pancreas. The primary indication for which we and Astellas will seek to develop product candidates is type 1 diabetes. We received an upfront payment of $10.0 million and have the right to receive research, development and regulatory milestone payments under the collaboration. We also have the right to receive tiered royalties on worldwide net sales of any commercial products developed under the collaboration.

Our Pipeline

We are leveraging our modular TALON platform to discover and design product candidates for the treatment of a wide range of autoimmune diseases. Our lead therapeutic programs are summarized in the table below:

Strategy

Our goal is to transform the lives of patients living with autoimmune diseases by combining a network-based conceptualization of the immune system with our expertise in advanced protein engineering to design, develop and commercialize next-generation therapies. To achieve this goal, our strategy includes the following key components:

•

Advance our lead product candidate, PT101, through clinical development in patients with UC and in patients with SLE. We are currently developing our lead product candidate, PT101, to treat a broad set of autoimmune diseases, initially targeting the treatment of patients with UC and the treatment of patients with SLE. Based on the dose-escalation observed in our preclinical studies, PT101 has shown a high degree of selectivity for Treg cells over conventional proinflammatory T cells and NK cells, even at high doses. We initiated a Phase 1a clinical trial of PT101 in healthy volunteers in Canada in February 2020 and completed enrollment and dosing in October 2020. We reported top-line data from this trial in January 2021, in which PT101 was observed to be safe and well-tolerated, the primary objective of the trial. In the clinical trial, PT101 selectively expanded Treg cells, with a mean maximal increase of up to 3.6-fold over baseline. There was no evidence of expansion of NK cells and conventional T cells at any dose level studied. Based on these results and subject to regulatory feedback, we plan to submit an IND to the U.S. Food and Drug Administration and an IMPD to the EMA, and to commence a global Phase 1b/2a trial in patients with UC in mid-2021. In addition, subject to further regulatory feedback, we plan to initiate a global Phase 2 clinical trial in patients with SLE in the second half of 2021.

•

Progress our preclinical pipeline of additional product candidates for autoimmune diseases into clinical trials. We have discovered and engineered a library of modules that we believe can be combined to create therapeutics tailored to address autoimmune diseases. In addition to PT101, we have combined our IL-2 mutein effector with a MAdCAM-tether module to create PT002, a bifunctional MAdCAM-tethered IL-2 mutein, designed to address organ-specific inflammatory injury in the gastrointestinal tract. We are in preclinical development of PT627, a PD-1 agonist effector module combined with a protein backbone, that is designed to be active in a soluble manner. We have also combined our PD-1 agonist effector module with a MAdCAM-tether module to create PT001, a bifunctional MAdCAM-tethered PD-1 agonist. We initiated IND-enabling studies with PT627 in the fourth quarter of 2020. We plan to file an IND for PT627 with the FDA in 2022. We plan to begin IND-enabling studies for PT001 in the first half of 2021.

•

Leverage our proprietary TALON platform to expand our library of effector and tether modules. We continue to expand our earlier stage research and discovery pipeline. We are adding new effector modules to our effector library, such as a CD39 effector, and continuing to add new tissue-tether modules to our tissue-tether library to enable us to treat autoimmune diseases of the skin, kidney and pancreas. We believe that these efforts could result in significant new opportunities to treat autoimmune diseases with high unmet medical need.

•

Continue to selectively evaluate collaborations to maximize the reach of our proprietary TALON platform. Given the potential of our proprietary TALON platform to generate novel product candidates for the treatment of a wide variety of autoimmune diseases, we believe that we can maximize its potential by forming strategic collaborations with respect to certain targets, product candidates or disease areas that could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area. For example, we entered into a strategic collaboration with Astellas in October 2019 to discover, develop and commercialize locally acting immunomodulators for the treatment of autoimmune diseases of the pancreas, including type 1 diabetes.

Our Focus: A Network-Based Conceptualization of the Immune System

The immune system is a self-regulating, multi-scale network comprised of cellular nodes that recognizes and reacts to foreign pathogens while normally remaining unresponsive to host tissues. Normally, self-reactive T cells are eliminated during their development via thymic selection, a process referred to as central tolerance. However, even in healthy individuals, there are circulating T cells that evade central tolerance and are capable of mounting immune responses to host tissues. These T cells are generally kept under control by a variety of different mechanisms associated with known immune control nodes, a process referred to as peripheral tolerance. In autoimmune and inflammatory disease, the loss of control at one or more of these nodes leads to an unchecked immune response, where the immune system recognizes host proteins as foreign, and mounts an attack against the self.

Each of the immune control nodes described below has been identified by published literature through studies of human genetics, the genetic manipulation of preclinical models, studies of how cancers evade the immune system, and/or the adverse autoimmune effects of checkpoint inhibitors in oncology.

•	Node: Regulatory cells (i.e. Treg cells)
•	Mechanism: Regulation of Immune Over-Reactivity
•

Description: a mechanism in which the responding cells of the immune system are monitored and controlled by immunoregulatory cells to prevent over-activation. Treg cells, for example, are naturally occurring immunoregulatory cells that express and secrete anti-inflammatory molecules creating a quiescent environment that tempers the potential responses of other nearby proinflammatory immune cells. The activation and expansion of Treg cells by its growth factor IL-2 increases the ratio of regulatory cells to proinflammatory cells and can prevent over-stimulation of activated cell responses.

•

Example diseases associated with a loss of control at this node: Inflammatory bowel disease, or IBD (including UC), Type I interferon-related diseases (including systemic lupus erythematosus, Sjögren’s Syndrome), autoimmune hepatitis, primary sclerosing cholangitis, rheumatoid arthritis, type 1 diabetes, alopecia areata and inflammatory myopathies

•	Node: Inhibitory Checkpoints (i.e. PD-1)
•	Mechanism: Attenuation of Immune Activation
•

Description: a mechanism in which engagement of co-inhibitory receptors on responding cells of the immune system work to slow down the immune response. PD-1, for example, is an inhibitory checkpoint receptor that is naturally expressed by T cells following their activation. Agonism of the PD-1 inhibitory receptor on an activated T cell by its natural ligands, PD-L1 or PD-L2, interrupts the intracellular signaling machinery within the T cell, arresting the response, and returning the T cell to a state of quiescence. Agonist antibodies to inhibitory checkpoint receptors such as PD-1 can mimic the natural ligands by interrupting cell signaling and attenuate ongoing activated immune responses.

•

Example diseases associated with a loss of control at this node: type 1 diabetes, vitiligo, IBD, rheumatoid arthritis, Type I interferon-related diseases, myasthenia gravis, scleroderma and myocarditis

•	Node: Soluble Mediators (i.e. CD39)
•	Mechanism: Microenvironment Immune Modulation

•

Description: a mechanism in which local secretion of anti-inflammatory cytokines and/or local expression of energy depleting enzymes create a microenvironment that prevents further escalation of the immune response and promotes a return to quiescence. CD39 is a regulatory enzyme that is expressed on many immune cell types, including Treg cells. CD39 functions to convert adenosine triphosphate, or ATP, into adenosine monophosphate, or AMP, which is then, in conjunction with CD73, a partner enzyme, degraded into adenosine, which is an anti-inflammatory mediator. This mechanism thereby modulates the duration, magnitude, and chemical nature of extracellular signals delivered to immune cells and drives a shift from an ATP-driven proinflammatory microenvironment to an anti-inflammatory microenvironment induced by adenosine.

•	Example diseases associated with a loss of control at this node: atopic dermatitis, IBD, rheumatoid arthritis, arterial vascular diseases and vasculidities, multiple sclerosis and type 1 diabetes

Dysregulation at immune control nodes can lead to a variety of autoimmune diseases as described above. Notably, these diseases can have systemic manifestations, local manifestations, or both. The systemic nature is evident for diseases such as systemic lupus erythematosus and systemic sclerosis, but is also more subtly evident for diseases such as IBD (of which UC is a subtype) and rheumatoid arthritis, whose prominent organ-based features rest on a variable multi-organ injury pattern. Other autoimmune diseases, such as autoimmune hepatitis, vitiligo and alopecia areata, have a dominant local manifestation.

Traditional therapies for the treatment of autoimmune disease rely on either broad, nonspecific immunosuppression, such as high-dose corticosteroids, or selective inhibition of a specific biologic pathway within the vast immune network, such as anti-cytokine monoclonal antibodies or anti-kinase small molecules. Despite successes of these treatments, the global dampening of immune network activity via systemic immunosuppression or targeted pathway inhibition can lead to intolerable long-term side effects or may not achieve an adequate or durable clinical response in some patients, and there are unmet medical needs for these patients.

Our Approach

We believe there is a need to fundamentally rethink the approaches historically utilized in autoimmune disease drug development. Current therapies for autoimmune disease based on broad immunosuppression or focused on inhibiting one pathway of the immune network often leave patients suffering from chronic residual disease or disease progression. We believe that broad immunosuppression and narrow pathway inhibition have shown limited clinical utility because the immune system is a self-recalibrating multi-scale network that is best addressed by treatments that mimic the action of known control nodes of the immune network.

Our approach leverages the natural regulatory mechanism of the immune system as the basis of novel immunoregulatory therapeutics, which was made possible in recent years due to the adoption of advanced protein engineering technology. We aim to re-balance the immune response from a state of activation to a state of ready quiescence by modulating known control nodes of the immune system network. We have combined our understanding of these nodes and advanced protein engineering techniques to create our TALON platform, which we are using to develop therapies to manipulate the immune system at its known control nodes. We believe this will enable us to design and develop treatments for autoimmune diseases that provide a durable clinical benefit.

Our TALON platform is based on the concept of modularity as indicated by the graphic below. We start with immune effector modules that we engineer to mimic the action of known immune control nodes. We can combine these effector modules with a protein backbone to create a portfolio of product candidates tailored to a given autoimmune disease. Specifically, we believe that we can design effectors to act systemically, or using a bifunctional format we can combine our effectors with antibody-based tissue-targeted tethers to concentrate the effector within the target organ. We believe that we have the potential to generate a diverse pipeline of next-generation product candidates to address significant unmet medical needs in autoimmune diseases.

effector module
acts at key control nodes in the immune system network
protein backbone
confers desired drug-like properties
tissue-tether module
imparts bifunctional tissue specificity

Our modular approach to treat autoimmunity includes three key steps:

Engineering of Immunomodulatory Effectors. We select known control nodes and then engineer effector modules to specifically activate the primary mechanisms of control of the immune network as follows:

•	Regulation of Immune Over-Reactivity (e.g. IL-2 Mutein): We have engineered an IL-2 mutein effector to specifically expand the Treg cells in order to activate an inherent immunoregulatory mechanism.
•

Attenuation of Immune Activation (e.g. PD-1 Agonist): We have designed antibody-based effectors that stimulate a known inhibitory immune checkpoint, PD-1, in order to control an active T cell-based immune attack.

•

Microenvironment Immune Modulation (e.g. CD39): We have designed effectors that are designed to mimic the function of CD39, a native anti-inflammatory enzyme within an immune microenvironment to suppress an active immune response.

Discovery of Tissue Tethers. We engineer antibody fragments that bind to specific proteins whose expression is restricted to certain cells within specific target organs. By intersecting this expression pattern with the site of immune attack in an autoimmune disease, we can discover tissue-tethered modules that concentrate their payload where needed. We then engineer and screen these tethers iteratively until we achieve the desired tether-protein interaction behavior. We have an expanding library of tether modules that may enable us to localize our immune effectors to the gastrointestinal tract, skin, kidney and pancreas.

Combination of Modules for Tailored Therapeutic Design. Utilizing our modular approach, we have the ability to design therapeutics with systemic or tissue-targeted effect. We can couple our effectors to a protein backbone to confer desired drug-like properties (e.g. half-life extension), resulting in a systemically active effector product candidate. We can also add a tether module designed to target a specific tissue, which results in a bifunctional molecule tailored to concentrate the effector at the local site of autoimmune attack. We believe that our ability to mix and match our library of immune effectors with our library of tissue-selective tethers will enable us to rapidly create an array of bifunctional molecules for localized delivery of the effector payload.

The above approach is designed to enable us to empirically test the biology of an effector, in both systemic and bifunctional format, before we commit to a development candidate to enter IND-enabling studies. We use a combination of functional screening, structural modeling, extensive molecular characterization and future manufacturability assessments to select candidates to advance that have the desired biological properties and attractive manufacturability attributes.

We use a conceptual, practical and strategic approach to deploying our TALON platform to inform our autoimmune drug development effort, as follows:

•

Conceptual: Our re-appraisal of the immune system as a self-regulating network of interrelated pathways rather than a set of vertical pathways, led us to consider use of the manipulation of known immune control nodes rather than global dampening or pathway-blockade approaches. We believe this novel approach has the potential to result in therapeutics that can achieve clinical response rates and durability of clinical efficacy beyond what has been achieved using traditional drug development approaches for the treatment of autoimmune disease.

•

Practical: Our TALON platform enables us to combine our immune effector modules, each of which utilizes a key yet distinct mechanism of immune system controls, with protein backbones to guide systemic delivery or tissue-selective delivery via creation of bifunctional molecules with tissue-tether selective modules. We believe that the flexibility of this modular approach allows us to efficiently match desired drug characteristics with the nuances of the disease we target. Specifically, we can choose which effector we wish to deploy, and the precise tissue in which we wish to deploy it, based on our understanding of how the immune attack of that disease unfolds in the body or in a specific organ.

•

Strategic: We strategically select diseases of interest based on several factors guided by the conceptual and practical considerations noted above. Before we advance a program, we must have a baseline understanding of how that disease manifests: where in the body and within which organ it manifests, which immune control system is proving inadequate, and where current standards of care are inadequate. From that foundation, we consider diseases for which we may be able to ascertain evidence of clinical efficacy at an early stage of clinical development. These factors guide our strategic decisions regarding which programs to advance, for which disease(s) they may be ideally suited, and the line of sight to clinical proof-of-concept and regulatory review.

Our approach has led to the integrated drug development strategy depicted below.

Tethering Technology

The immune system can act in either a systemic or local manner, or both. For some autoimmune diseases, intervention at the systemic level is most appropriate. However, for autoimmune diseases that exhibit local manifestations, it can be challenging to administer a drug systemically and achieve a sufficient concentration of the drug at the target tissue for optimal therapeutic benefit.

We are leveraging our TALON platform to engineer bifunctional therapeutics that tether our immune effector payload to the specific location where the immunomodulator is most likely to interact with infiltrating or activated immune cells. We believe tissue tethering may offer the following benefits:

(1)	The ability to precisely localize the effector to the specific anatomical location within an organ where autoimmune attack is concentrated;
(2)	The ability to create a high local concentration of the desired immunomodulator in a specific anatomical region; and
(3)	An extended residence time of the effector at the site of action to increase the local pharmacokinetic exposure.

We believe that our ability to increase local concentration of our effectors over extended periods of time has the potential to elicit profound and sustained regulation of the local tissue resident immune system and drive towards induction of local tissue tolerance. Furthermore, the extended local exposure should avoid the need for prolonged systemic exposure and may alleviate some of the potential toxicities associated with global chronic immunosuppressive therapies.

Our Programs

PT101

Our lead product candidate, PT101, is an effector module comprised of an engineered variant of wild-type IL-2 fused to a protein backbone. Unlike wild type IL-2, which activates a broad array of immune cells, including conventional proinflammatory T cells and NK cells, we engineered PT101 through modifications of its amino acid sequence to activate and expand Treg cells selectively over proinflammatory cells. We believe that preferential activation and expansion of Treg cells, a natural regulatory component of the cellular immune system, will enable PT101 to rebalance a dysregulated immune network in the context of a wide variety of autoimmune diseases. Based on the dose-escalation data observed in our preclinical studies, PT101 has shown a high degree of selectivity for Treg cells over conventional proinflammatory T cells and NK cells.

We are developing PT101 for subcutaneous administration for the systemic treatment of a variety of autoimmune and inflammatory diseases, with an initial focus on the treatment of patients with UC and patients with SLE. We initiated a Phase 1a clinical trial of PT101 in healthy volunteers in Canada in February 2020, and we completed enrollment and dosing in October 2020. We reported top-line data from this trial in January 2021, in which PT101 was observed to be safe and well-tolerated, the primary objective of the trial. In the clinical trial, PT101 selectively expanded total Treg cells, with a mean maximal increase of up to 3.6-fold over baseline. PT101 also expanded a subset of activated Treg cells with high CD25 expression, known as CD25 bright Treg cells, with a mean maximal increase of up to 72.5-fold over baseline. CD25 bright Treg cells may be a more active subset of Treg cells with enhanced immune regulatory function. There was no evidence of expansion of NK cells and conventional T cells at any dose studied. At doses of 3.5 mg and above, PT101 induced a two-fold or greater expansion of total Treg cells in more than 80% of subjects. Treg cells returned to baseline or near-baseline over the 28-day follow-up period, supporting our plan to utilize an every-four-week dosing regimen of PT101 in future clinical trials.

All adverse events observed in the trial were low grade (Grade 1 or 2) and self-limited. The most common adverse events were skin reactions of itching, redness or pain near or around the site of injection of PT101. In laboratory tests, some subjects showed transient elevations of eosinophils, a type of white blood cell, that were self-limited in nature and did not require medical treatment. We believe that the eosinophil elevation may be related to the IL-2 mechanism of PT101.

Based on these results and subject to regulatory feedback, we plan to submit an IND to the FDA and an IMPD to the EMA and commence a global Phase 1b/2a trial in patients with UC in mid-2021. In addition, subject to further regulatory feedback, we plan to initiate a global Phase 2 clinical trial in patients with SLE in the second half of 2021.

Activating Treg Cells with IL-2 to Modulate Peripheral Tolerance

Treg cells are a specialized subpopulation of immune cells whose function is to regulate immune responses, maintaining equilibrium among immune cells and peripheral self-tolerance. Treg cells attenuate ongoing inflammatory processes by a variety of mechanisms that can suppress the activity of effector T cells. Deficiencies in the number or function of Treg cells, for example as seen in rare patient populations who have a genetic lack of Treg cells, are associated with a myriad of autoimmune and inflammatory diseases, including those affecting the intestine. We believe these observations suggest that Treg cells play a key role in maintaining balance in the immune system, self-tolerance, and guarding against autoimmune disease.

The generation, survival, and functional activity of various proinflammatory immune cells as well as immunomodulatory Treg cells are driven by IL-2. IL-2 has dual and opposing functions, specifically that of stimulating conventional T cells and NK cells to promote immune attack, as well as expanding and activating Treg cells to control those immune responses. For example, recombinant IL-2, or aldesleukin, has been utilized since its approval in 1998 for the treatment of metastatic melanoma and renal cell carcinoma. At recommended doses in the oncology setting, it acts by non-specifically expanding immune cells that express the IL-2 receptor. However, at low doses, aldesleukin has shown an ability to achieve selective Treg cell expansion with encouraging clinical efficacy in multiple autoimmune diseases. We believe that aldesleukin’s narrow therapeutic window of selectively expanding Treg cell without expanding selectivity for conventional T cells and NK cells, combined with the need for daily subcutaneous administration due to its short half-life, are hindrances to routine use of aldesleukin as a viable autoimmune therapy. At present, there are no approved treatments utilizing IL-2 for autoimmune disease.

We believe these observations present an opportunity for an engineered variant of IL-2 to selectively expand Treg cells. An engineered IL-2 could have the advantage of utilizing the immune system’s natural control mechanism (i.e., Treg cells) to stimulate self-tolerance, while minimizing proinflammatory immune responses (i.e., conventional T and NK cells). The expansion of proinflammatory immune cells detracts from that efficacy associated with the expansion of Treg cells in the context of autoimmunity. We believe a strategy by which to achieve such a Treg cell selective IL-2 mutein involves the engineering of a biased interaction of IL-2 with specific components of its receptor.

The IL-2 receptor, or IL-2R, is comprised of three subunits: α, ß and g. These subunits combine to form two receptor formats with varying affinity for IL-2, as follows:

•	The low affinity format: IL-2Rß plus IL-2Rg as found on conventional T and NK cells; and
•	The high affinity format: IL-2Rα, IL-2Rß and IL-2Rg, as found on Treg cells.

In order to engineer IL-2 for selective Treg cell expansion, IL-2 may be modified to preferentially engage with the high affinity format receptor.

There are two potential approaches to achieve this, with several active clinical-stage programs exploring both of these approaches, as follows:

1.	Direct mutation of key amino acids of the IL-2 protein, referred to as an IL-2 mutein; and
2.	Pegylation, which involves the chemical addition of polyethylene glycol to IL-2

We believe direct mutation of IL-2 is a preferable approach as it allows for more control over the engineering of IL-2 and activity of the molecule and increases the potential for greater selectivity for Treg cells expansion over other types of immune cells, such as conventional T cells and NK cells. This selectivity could translate into the desired outcome of a wide therapeutic margin, whereby the product candidate can selectively expand Treg cells to a desired level without expanding proinflammatory immune cells.

In order to implement the direct mutations to create an IL-2 mutein, specific amino acid substitutions in wild type IL-2 are introduced to alter binding affinity to the different IL-2R subunits. IL-2 muteins that bind less favorably to IL-2Rß induce a signal only when IL-2Rα is expressed. As a result, these IL-2 muteins have the ability to preferentially activate Treg cells at concentrations that do not stimulate conventional T or NK cells. This biased binding away from IL-2Rß has been achieved by third parties by mutating the 88th amino acid in IL-2, or N88. Published literature suggests that N88 plays a role in creating Treg cell selectivity. The effect of the engineering of PT101 to increase IL-2Rα affinity and decrease IL-2Rß is shown in the graphic below.

Although significant progress has been made in the development of IL-2 muteins, we believe that an optimal IL-2 mutein would be a molecule that achieves a high degree of selectivity for Treg cells over conventional proinflammatory T cells and NK cells, exhibits molecular stability to reduce manufacturing complexity and minimizes the potential for immunogenicity. We believe that our approach resulted in a modified variant of IL-2 with potentially enhanced Treg cell selectivity beyond IL-2 muteins that rely on N88 or similar mutations. Literature reports suggest other IL-2 mutein programs in development exhibited an eventual loss of selectivity resulting in expansion or activation of conventional proinflammatory T cells and/or NK cells at high concentrations in preclinical studies. However, to date, we have not observed such a loss of selectivity with PT101, our IL-2 mutein, in preclinical studies of non-human primates, or in a Phase 1a clinical trial in healthy volunteers.

Rationale for Systemic PT101 for the Treatment of Patients with UC

PT101 is our IL-2 mutein effector module fused to a protein backbone. We designed PT101 as a systemic treatment to selectively expand Treg cells without having a meaningful effect on other immune cell types, particularly proinflammatory conventional T and NK cells. We believe that PT101 has the potential to treat a broad array of autoimmune diseases. We are initially focusing clinical development of PT101 for the treatment of patients with UC. Our focus on PT101 as a systemic treatment for patients with UC derives from the three core tenets of our drug development approach:

(1)

Conceptual Rationale (i.e. targeting the right immune control node): The prevailing hypothesis in UC is that the number and/or response of native Treg cells is inadequate. This hypothesis is supported by findings from a recently published open-label clinical trial of low-dose aldesleukin in patients with UC that was conducted by Dr. Scott Snapper, a member of our scientific advisory board. In this trial, 24 patients with moderate-to-severe drug-refractory UC were treated with aldesleukin at three low dose levels. The highest dose was abandoned due to loss of tolerability that was attributed to a loss of selectivity for Treg cells. The data from the trial showed evidence of approximately two-to-four fold expansion of systemic Treg cell populations. After eight weeks of daily subcutaneous treatment, 10 of 24 patients achieved either a response or remission, with five of these patients achieving remission. In the lowest dose group, one of four patients achieved a remission and in the higher-dose group, nine of 15 patients achieved a response or remission. We believe that these data represent strong evidence that the Treg cellular pool can be expanded for clinical gain in the treatment of patients with moderate-to-severe UC.

(2)

Practical Rationale (i.e. tailoring systemic vs. local therapy): IBD, including UC, has both local (colonic) as well as extra-intestinal (arthritic, ocular and dermal) manifestations. The therapies currently approved for treatment of patients with moderate-to-severe UC are in general systemically active. The clinical evidence noted above that systemic Treg cell expansion can exert disease control in patients with UC further bolsters our view of treatment of IBD in a systemic manner. We believe these observations support the premise for PT101 as a systemic therapy for patients with moderate-to-severe UC.

(3)

Strategic Rationale (i.e. establishing line of sight to clinical efficacy): The aldesleukin trial conducted by Dr. Snapper referenced above suggests that a treatment that promotes Treg cell expansion could achieve initial disease control in approximately eight weeks, which suggests that an IL-2-based therapy could establish proof-of-concept based on clinical parameters in Phase 1 and Phase 2 clinical trials, rather than relying on biomarkers that suggest future clinical efficacy. We believe a strategy of achieving clinical proof-of-concept in early clinical trials affords the opportunity to reduce the risks associated with later-stage clinical development.

Ulcerative Colitis

UC is one of the principal sub-types of IBD, a chronic progressive autoimmune and inflammatory condition. In UC, the mucosal lining of the large intestine becomes inflamed, which results in the formation of ulcers. Patients with UC suffer from several gastrointestinal symptoms, including diarrhea, rectal bleeding and weight loss, with risk of more severe complications, including colonic perforation and systemic toxicity. Although UC primarily involves the bowel, it is also associated with manifestations in other organ systems, including joints, eyes and skin. UC is characterized by a chronic course of remissions and exacerbations of various intensity and severity.

UC typically onsets during young adulthood and approximately 25% of UC cases are diagnosed before the age of 20. According to a report cited by the Crohn’s and Colitis Foundation, as of 2011, there were approximately 907,000 people with UC in the United States and the incidence of UC is estimated to be 12.2 per 100,000 people, or approximately 38,000 new cases per year in the United States. We estimate that, based on a report published by GlobalData, the worldwide market for UC treatments was over $5 billion in 2016 and will grow to over $7 billion by 2026.

Treatment Paradigm for UC

The current standard-of-care for the treatment of patients with UC is primarily immunosuppressive therapies. Treatment choices depend on the severity of the disease and a patient’s responsiveness to treatment. The medications commonly used to treat patients with moderate-to-severe UC have a higher risk of toxicity. Specifically, corticosteroids are generally used to induce clinical remission, but treatment with corticosteroids is associated with multiple adverse effects. Additionally, of the patients who initially respond to corticosteroids, approximately 28% become steroid-dependent and approximately 38% require surgical resection of the large intestine within a year of treatment. Approximately 20-30% require a colonic resection, which is curative but can result in debilitating complications.

Patients with moderate-to-severe UC who become nonresponsive or intolerant to corticosteroids are typically advanced to treatment with anti-TNF biologics, anti-integrin biologics, or a Janus kinase, or JAK, inhibitor. In general, these therapies have shown waning efficacy when comparing clinical response rates from 12 to 52 weeks. Some advanced therapies can have a delay in onset of up to three months, and can result in neutropenia, pancreatitis, nephrotoxicity, hepatotoxicity or thrombotic complications. Additional therapies for the treatment of UC are in clinical development, including oral sphingosine-1-phosphate receptor-1, or S1P1, and oral integrin inhibitors, which focus on immunosuppression or interference in immune cell migration.

We believe that PT101 represents a novel approach to the treatment of UC and may enable us to address patients with moderate to severe UC by rebalancing the immune network via selective expansion of Treg cells and subsequent restoration of normal immune homeostasis in the intestine.

Rationale for Systemic PT101 for the Treatment of Patients with SLE

We are also planning to develop PT101 for the treatment of patients with SLE. Our focus on PT101 as a systemic treatment for patients with SLE derives from the three core tenets of our drug development approach:

1.

Conceptual Rationale (i.e. targeting the right immune control node): The cause of SLE is unknown, however, we believe the inability of Treg cells to control conventional T cells and B cells either through Treg dysfunction or inadequate Treg levels contributes significantly to the disease pathology. We believe that selectively expanding Treg cells could be a viable treatment approach to rebalance the immune system. Our hypothesis is supported by findings from several clinical studies of IL-2. In one clinical study published in the Annals of the Rheumatic Diseases, a single patient with refractory SLE was treated with low-dose IL-2 and showed a reduction of disease activity, as measured by the systemic lupus erythematosus disease activity index, corresponding with an expansion of Treg cells. Data from another clinical trial published in the Annals of the Rheumatic Diseases, in which five patients were given daily injections of subcutaneous low-dose IL-2 for five days and while clinical efficacy was not measured, these patients showed an expansion of Treg cells. In addition, the loss of CD25 expression seen in the patients’ Treg cells prior to treatment was corrected with low-dose IL-2 treatment. In a double-blind, placebo controlled clinical trial of low-dose IL-2 published in Annals of the Rheumatic Diseases, 60 patients with active SLE were treated with low dose IL-2 or placebo for 12 weeks. 65.52% of patients treated with low-dose IL-2 vs. 36.67% of patients treated with placebo showed clinical response at 24 weeks as measured by the SLE responder index-4. Findings from a recently published open-label trial of low-dose IL-2 in 12 patients with SLE that were treated for five days showed that eight patients with SLE had a clinical response as measured by global clinical impression. Further evidence supporting a modified IL-2 therapy in SLE were presented at the American College of Rheumatology Annual Meeting in 2020, which showed preliminary evidence of dose dependent improvements in skin outcomes and an increase in Treg cells in patients with mild to moderate SLE in a Phase 1b clinical trial of a pegylated IL-2 product candidate. We believe these data provide a strong rationale that Treg expansion can provide clinical benefit for patients with SLE.

(2)

Practical Rationale (i.e. tailoring systemic vs. local therapy): SLE is a prototypical systemic autoimmune disease, affecting many major organ systems. Therefore, we believe treatment with PT101 as a systemic therapy is most appropriate for SLE.

(3)

Strategic Rationale (i.e. establishing line of sight to clinical efficacy): Data from the clinical trials mentioned above suggest that treatment that promotes an approximately two-fold expansion of Treg cells achieved disease control following 12-24 weeks of treatment. We believe that an IL-2-based therapy could suggest proof-of-concept based on clinical parameters in Phase 2 clinical trials, and a strategy of achieving clinical proof-of-concept in mid-stage clinical trials affords the opportunity to reduce the risks associated with later-stage clinical development.

Systemic Lupus Erythematosus

SLE is a chronic autoimmune disease. It typically affects the skin, joints and internal organs, including the kidneys, heart and brain. The severity of SLE can range from mild to life-threatening. Serious complications of SLE include inflammation of the kidneys, or lupus nephritis, which can lead to end stage kidney disease, which in turn often requires dialysis or kidney transplant; cerebritis, or inflammation of the brain which can lead to seizures, stroke or death; and hardening of the arteries, which can lead to a heart attack or heart failure. Overall, SLE increases the risk of death compared to healthy individuals. Most patients experience periods of disease activity, or flares, and periods of remission, which can occur frequently or years apart, regardless of whether the patient is on therapy. SLE often negatively impacts patients’ lives leading to impaired quality of life and increased work disability.

According to the Lupus Foundation of America, approximately one million people in the U.S. are living with SLE, with approximately 11,000 new cases reported each year. SLE most frequently affects women of childbearing age, with 90% of the cases being in women and most cases having developed between the ages of 15 and 44. We estimate that, based on a report published by GlobalData, the worldwide market for SLE treatments was over $935 million in 2018 and will grow to over $1.6 billion by 2028.

Treatment Paradigm for SLE

There is no cure for SLE. Current treatments focus on suppressing chronic inflammation and preventing the progressive organ damage. The treatments used vary depending on the severity and location of the disease manifestation. The current standard of care for the long-term treatment of SLE is hydroxychloroquine. Corticosteroids, nonsteroidal anti-inflammatory drugs, and immunosuppressive agents are also used in the treatment and management of SLE. We believe current treatments are only modestly effective and present safety and/or immune suppression concerns with prolonged use.

In 2011, the FDA approved the first drug for SLE in more than 50 years, belimumab, an antibody that targets B lymphocyte stimulator, in combination with standard therapy. However, the modest therapeutic benefit of belimumab and delayed onset of improvement in disease activity suggest the need for additional therapeutic strategies for patients with SLE. More recently, in randomized controlled clinical trials, anifrolumab, an antibody that binds to a subunit of the type I interferon receptor in development by AstraZeneca, has shown to benefit patients with SLE in clinical trials and AstraZeneca has disclosed plans to submit to the FDA for approval. We believe, based on published anifrolumab data, that additional therapies for SLE will still be needed even if it is approved.

We believe that PT101 represents a novel approach to the treatment of SLE and has the potential to restore normal immune homeostasis throughout the organ systems involved in SLE in patients.

Clinical Development of Systemically Delivered PT101

Phase 1a Clinical Trial of PT101 in Healthy Volunteers

We filed a clinical trial application, or a CTA, with Health Canada in December 2019, and we commenced our Phase 1a clinical trial of PT101 in Canada in February 2020. We completed enrollment and dosing in October 2020 and reported positive top-line data in January 2021.

The Phase 1a clinical trial was a randomized, double-blind, placebo-controlled single dose escalation trial in healthy adult subjects. The trial enrolled 56 healthy subjects across seven cohorts who each a received a subcutaneous fixed dose of placebo or PT101 ranging from 1.0 mg to 10.0 mg. Each cohort enrolled eight subjects who were randomized 3:1 (six active subjects and two placebo subjects). Subjects were followed for 28 days after dosing. The primary objective of the trial was to evaluate the safety and tolerability of PT101 following a single subcutaneous administration. The secondary objectives include evaluation of the drug-response (pharmacokinetic/pharmacodynamic) relationship, including the response of Treg cells as well as other types of immune cells, as an assessment of the selectivity of PT101 in order to establish proof of mechanism.

Prior to each dose escalation, there was a formal review by an independent, multi-disciplinary safety review committee, or SRC. The SRC was charged with reviewing in an unblinded manner the safety, tolerability, pharmacokinetic (PK) and pharmacodynamic (PD) study data and making further dose recommendations for the trial. After three cohorts had been dosed, the SRC reported that PT101 elicited what we believe to be its maximum total Treg cell response without eliciting a loss of selectivity as characterized by an observation that levels of conventional T cells and NK cells did not significantly increase. Accordingly, we and the SRC believed the Phase 1a trial had explored the full dose range of PT101. We therefore dosed additional cohorts within the already tested range. Doses tested were as follows: placebo (n= 14 subjects), 1.0 mg (n=6 subjects), 3.5 mg (n=12 subjects), 5.0 mg (n=12 subjects), 7.5 mg (n=6 subjects) and 10.0 mg (n=6 subjects).

We observed the following results in our Phase 1a clinical trial.

PT101 was Observed to be Safe and Well-Tolerated. Safety and tolerability were the primary objective of the clinical trial. There were no serious adverse events or dose-limiting toxicities reported in the trial and no subject withdrew from the trial. We did not observe any clinically important changes in vital signs or electrocardiograms. All of the reported adverse events were low grade (Grade 1 or 2), self-limited, reversible, and monitorable. The most frequently reported adverse events were Grade 1 injection site reactions of itching, redness or pain. Self-limited skin reactions extending beyond the injection site occurred in some subjects at the 7.5 mg and 10.0 mg doses. Mild Grade 1 dyspnea was reported in three subjects with no physical exam findings, no limitation in activity, and no requirement for treatment. Grade 2 adverse events were only observed in the 10.0 mg cohort. In laboratory tests, some patients showed transient elevations in the number of eosinophils, a type of white blood cell, that were self-limited in nature and did not require medical treatment. We believe that the eosinophil elevation may be related to the IL-2 mechanism of PT101. These laboratory findings were self-limited, did not require medical treatment, and were not deemed adverse. Changes in eosinophil levels have been reported after treatment with both native IL-2 and other modified IL-2s. We believe changes in eosinophil levels may represent an on-mechanism effect for drugs that stimulate the CD25 receptor, such as PT101. We did not observe any induction of anti-drug antibodies.

The table below presents the number of adverse events at each dose level.

	Placebo (n=14)	1.0 mg (n=6)	3.5 mg (n=12)	5.0 mg (n=12)	7.5 mg (n=6)	10 mg (n=6)
Number with any AE (%)	3 (21%)	2 (33%)	3 (33%)	4 (33%)	4 (67%)	4 (67%)

PT101 Selectively Expanded Total Treg Cells. PT101 expanded total Treg cells with a mean maximal increase of up to 3.6-fold over baseline as measured in serum, which was achieved in the 3.5 mg dose. Mean maximal increase in total Treg cells was 1.4-fold in placebo, 1.8-fold in subjects treated with 1.0 mg of PT101, 3.6-fold in subjects treated with 3.5 mg, 3.5-fold in subjects treated with 5 mg, 3.4-fold in subjects treated with 7.5 mg and 3.2-fold in subjects treated with 10 mg. At doses of 3.5 mg and above, PT101 induced a two-fold or greater expansion of total Treg cells in more than 80% of subjects. Treg cells returned to baseline or near baseline over the 28-day follow-up period, supporting our plan to utilize an every four week dosing regimen in future clinical trials.

PT101 Expanded CD25 Bright Treg Cells. PT101 expanded CD25 bright Treg cells with a mean maximal increase of up to 72.5-fold over baseline, which was achieved in the 3.5 mg dose. CD25 bright Treg cells are a subset of activated Treg cells with high expression of CD25, which is also known as the IL-2 receptor alpha subunit. CD25 bright Treg cells may be a more active subset of Treg cells with enhanced immune regulatory function. Mean maximal increase in the CD25 bright subset of Treg cells was 3.4-fold in placebo, 8.6-fold in subjects treated with 1.0 mg of PT101, 72.5-fold in subjects treated with 3.5 mg, 54.1-fold in subjects treated with 5 mg, 51.6-fold in subjects treated with 7.5 mg and 37.4-fold in subjects treated with 10 mg.

	Placebo (n=14)	1.0 mg (n=6)	3.5 mg (n=12)	5.0 mg (n=12)	7.5 mg (n=6)	10 mg (n=6)
Mean peak fold expansion of Total Treg cells (SEM)	1.4 (±0.08)	1.8 (±0.31)	3.6 (±0.66)	3.5 (±0.37)	3.4 (±0.57)	3.2 (±0.24)
Mean peak fold expansion of CD25bright Treg Subset (SEM)	3.4 (±0.49)	8.6 (±3.33)	72.5 (±26.39)	54.1 (±8.89)	51.6 (±17.17)	37.4 (±6.93)

SEM = standard error of the mean

There was no Evidence of Expansion of NK Cells and Conventional T Cells. We did not observe evidence of expansion of NK cells and conventional T cells, which included both CD4 and CD8 T cells. Across all doses and at multiple timepoints post treatment with PT101, circulating levels of conventional T cells and NK cells remained within the normal baseline range.

In June 2020, we received written pre-IND feedback from the FDA regarding the design of our planned Phase 1b/2a clinical trial of PT101 in patients with UC. We plan to submit an IND in the first half of 2021 that will include data from the Phase 1a clinical trial and IND-enabling studies as well as manufacturing data.

Subject to regulatory feedback, we expect to commence a global Phase 1b/2a clinical trial of PT101 in adult patients with moderate-to-severe UC at multiple sites in the United States, Canada and Europe in mid-2021. The planned Phase 1b/2a trial design will incorporate key learnings from pivotal trials of drugs approved for the treatment of UC. The planned target patient population will include patients who have had an inadequate response or intolerance to prior therapies, including corticosteroids, biologics or JAK inhibitors. We anticipate that this trial will be a randomized, double-blind placebo-controlled trial to further evaluate the safety and pharmacodynamics of PT101, and to assess its preliminary clinical efficacy, characterized by an improvement in clinical, histologic, and endoscopic disease activity.

In addition, and subject to further regulatory feedback, we plan to initiate a global Phase 2 clinical trial of PT101 in adult patients with SLE. We anticipate that this clinical trial will be a randomized, double-blind, placebo-controlled trial to evaluate the safety, pharmacodynamics and preliminary clinical efficacy of multiple doses PT101 in patients with SLE. We plan to initiate the trial in the second half of 2021.

Preclinical Studies of Systemically Delivered PT101

In our preclinical studies we have observed that PT101 selectively activated Treg cells in vitro and selectively expanded Treg cells in vivo. We have not observed significant activation or expansion of other types of immune cells, including conventional T cells or NK cells, at any investigated dose in non-human primates.

We conducted a preclinical study comparing the activity of wild-type IL-2 and PT101 on isolated human blood cells in vitro. We evaluated the phosphorylation of signal transducer and activator of transcription 5, or STAT5, which is a molecule downstream of IL-2R signaling that is commonly used to assess cellular activation by IL-2. With increasing doses of wild-type IL-2, we observed evidence of activation (i.e. pSTAT5) in conventional T cells, Treg cells and NK cells. With increasing doses of PT101, we only observed evidence of activation in Treg cells. We did not observe evidence of cellular activation in conventional T cells (Tconv) or NK cells in response to PT101, even at high doses in the micromolar range, suggesting PT101 may have a high degree of Treg cell selectivity.

We evaluated the in vivo activity of PT101 in cynomolgus monkeys in a time-course study. In this study, we administered a single subcutaneous injection of PT101 at day 0, and then evaluated the fold change in the number of Treg cells in the blood of individual monkeys at various timepoints over 28 days (n=24 monkeys, with six per group). As shown by the figure below, we observed an approximately 40-fold increase in the absolute Treg cell numbers in the higher dose group, which peaked after day six. The Treg cell numbers were approximately two-fold elevated at the end of the study.

We also evaluated the cellular selectivity of PT101 in cynomolgus monkeys in the same time-course study described above. The figure below shows the fold-change over baseline in the number of Treg cells as compared to other immune cell types at day seven (n=6 monkeys, highest dose group). Other than the expansion of Treg cells, we observed minimal changes in other immune cell types, which suggests that administration of PT101 resulted in a high degree of Treg cell selectivity.

In the same time-course study described above, we evaluated the magnitude of Treg cell expansion across the different dose levels of PT101. We compared Treg cell numbers seven days after a single subcutaneous administration of PT101 at three different dose levels (n=6 monkeys/group). The dose levels were selected to be approximately equivalent to 3, 10 and 30 times the minimum efficacious dose, or MED, which we defined as the lowest dose that elicited Treg cell expansion in other preclinical studies in humanized mice. We observed a dose-dependent increase in Treg cell numbers in response to increasing doses of PT101 in cynomolgus monkeys in vivo.

In addition to the preclinical studies described above, we conducted a 28-day good laboratory practice, or GLP, toxicology study of PT101 in cynomolgus monkeys. We administered PT101 weekly for four weeks, at three different dose levels and evaluated safety, tolerability and cellular responses (during dosing and the four-week recovery period) in six monkeys. The three different dose levels were selected to be approximately 10, 60 and 300 times the MED. Across all dose levels, we did not observe any adverse events, setting our no-observed-adverse-effect-level at a dose level equivalent to approximately 300 times the MED. We observed increases in Treg cells at each dose level without an increase in other immune cell types, including conventional T cells and NK cells, suggesting that administration of PT101 resulted in a high degree of selectivity for Treg cells, including at doses approximately 300 times higher than the MED.

We conducted a six-month GLP toxicology study of PT101 in cynomolgus monkeys. In this study, we administered PT101 weekly for six months at three different dose levels, which were selected to be approximately 10, 60 and 300 times the MED. Within the first three months of treatment in this ongoing study, we observed progressive skin rash in two of 14 monkeys in the mid-dose group and ten of 18 monkeys in the high-dose group. The skin findings were considered monitorable and reversible.

Across our preclinical studies we have observed preferential selectivity of PT101 for activating and expanding Treg cells over other immune cell types such as conventional proinflammatory T cells and NK cells in vitro and in vivo, even at high doses. In dose response studies in vivo, we observed a predictable dose-responsive expansion of Treg cells, without loss of selectivity. We did not observe a loss of selectivity in in vitro or in vivo studies in cynomolgus monkeys with doses equivalent to approximately 300 times the MED.

Tethered IL-2 Mutein

For autoimmune diseases where local drug effect may be desirable, we employed the modularity of our TALON platform to design PT101 to expand Treg cells in precise regions of target organs. We engineered a bifunctional molecule with a tissue-selective tether designed to guide delivery of the IL-2 mutein effector module to a specific tissue and to drive high local concentrations of the effector with prolonged residence times within the organ of interest.

To create a tethered IL-2 mutein, we set out to design a bifunctional molecule without altering the activity of the IL-2 mutein component, and to retain selectivity for expansion of Treg cells over conventional T cells and NK cells even at high local concentration.

PT002: MAdCAM-tethered-IL-2 mutein

PT002 is tethered bifunctional molecule that utilizes our IL-2 mutein effector module coupled with a MAdCAM-tether module. PT002 is designed to deliver the IL-2 mutein effector to the gastrointestinal tract where MAdCAM is expressed. MAdCAM is a protein that is expressed on specialized small blood vessels, known as high endothelial venules, or HEV, in the gastrointestinal tract. MAdCAM controls the selective migration of gut-homing immune cells from circulation into the underlying mucosal tissues of the gastrointestinal tract. MAdCAM expression is increased on the HEV in the gastrointestinal tract in response to inflammation. MAdCAM can also be induced under inflammatory conditions on the HEV in other organs, such as the liver and pancreas.

We designed PT002 to present a stimulatory signal for selective Treg cell expansion as these cells interact with MAdCAM to enter the wall of the gastrointestinal tract, or liver or pancreas. Published literature suggests immune cells must interact with MAdCAM for trafficking into the gut, and we believe that MAdCAM represents a compelling target to deliver a localized IL-2 mutein. We are currently conducting preclinical studies of PT002.

PD-1 Agonists

PD-1 is a protein natively expressed by activated T cells and serves as a checkpoint for the attenuation of immune activation. We have two research-stage PD-1 agonist programs: PT627 and PT001. PT627 is a systemic PD-1 agonist for which we initiated IND-enabling studies in the fourth quarter of 2020. PT001 is a PD-1 agonist effector module fused with a MAdCAM-selective tissue tether module to drive localization to the gastrointestinal tract, and we plan to initiate IND-enabling studies in the first half of 2021.

Immune Checkpoints and Immune System Control with PD-1 Agonists

Immune cells patrolling the body can rapidly activate powerful cellular defense mechanisms in response to invading pathogens. Immune cell activity is controlled by many activating and inhibitory factors, including activating receptors and inhibitory receptors, or checkpoints, which are expressed at the surface of these cells. Checkpoint proteins function as important control nodes within the immune network and are critical for development of self-tolerance, in order to prevent the immune system from attacking a host’s own cells indiscriminately.

PD-1 is an inhibitory receptor that is naturally expressed by T cells following their activation. PD-1 responds to two primary ligands, PD-L1 and PD-L2. Stimulation of PD-1 on T cells suppresses the T cell receptor and costimulatory receptor signaling pathways, thereby promoting cellular exhaustion, functional inactivation, and programmed cell death.

Mutations and disruptions in the interactions between PD-1 and its ligands have been associated with numerous autoimmune diseases such as systemic lupus erythematosus, rheumatoid arthritis and type 1 diabetes. In oncology, blocking the interaction between PD-1 and its ligands using checkpoint inhibitors has been associated with autoimmune adverse events in clinical trials. These data provide evidence that checkpoints such as PD-1 play a fundamental role in regulating normal immune responses. We believe that inducing signaling through these checkpoint receptors may switch off detrimental immune responses and drive the immune system back toward a state of tolerance after control has been lost in autoimmune disease. The stimulation of PD-1 may have the potential to benefit patients in a wide array of autoimmune and inflammatory diseases.

Systemic PD-1 Agonist: PT627

Based on the understood biology of PD-1, we believe agonism of PD-1 is an approach to intervene in ongoing activated T cell responses to prevent excessive and uncontrolled reactivity that can result in damage to host tissues. For a compound to act as a PD-1 agonist however, it must bind to, and be capable of delivering a signal through, the native PD-1 receptor. For most PD-1 agonists described to date, the delivery of that signal has required the agonist to be attached to a cell surface.

We are currently in preclinical development of PD-1 agonist antibody-based effectors that mimic the inhibitory effects of PD-1 without blocking the natural interaction between PD-1 and its ligands. Our efforts have generated PT627, a PD-1 agonist that does not require surface binding and retains its function when free floating in solution. Given the potential of PT627 to inhibit PD-1 within tissues as well as in the bloodstream, we believe it represents a markedly differentiated approach to PD-1 agonism.

We are currently conducting IND-enabling studies of PT627. We plan to file an IND with the FDA in 2022.

Tethered PD-1 Agonists: PT001

Published evidence suggests that PD-1 action is a local phenomenon, that is within restricted regions of organs where an active immune process is ongoing. Consistently, there is evidence from published clinical trials that treatment with PD-1/PD-L1 checkpoint antagonists for oncology can induce organ-specific autoimmune injury, most prevalent in the intestine (autoimmune colitis), liver (an autoimmune-like hepatitis), skin (vitiligo and alopecia), and thyroid, and there is evidence that beta cell destruction may lead to type 1 diabetes.

Utilizing a PD-1 effector module fused to a tissue-tether module, we believe we can guide delivery of a PD-1 immune effector payload to the specific tissue location of immune attack for a given disease. PT001 is our bifunctional MAdCAM-tethered-PD-1 agonist utilizing the effector module of PT627. We designed the effector module to present both a systemic, as well as a concentrated local, PD-1 agonist signal. Specifically, we designed PT001 to concentrate its signal at the point of entry for inflammatory cells as these cells interact with MAdCAM as they migrate into the gastrointestinal tract wall, or liver or pancreas. Published literature suggests immune cells must interact with MAdCAM for trafficking into the gut, and we believe that MAdCAM represents a compelling target for localized PD-1 agonism presentation. We are currently conducting preclinical studies of PT001 and plan to begin IND-enabling studies in the first half of 2021.

Preclinical Studies of PT627 and PT001

In our preclinical studies we identified multiple PD-1 agonist antibodies that attenuate immune responses in vitro and in vivo. We conducted a series of in vitro functional screens to identify and prioritize antibodies with agonist, but not antagonist, activity for the PD-1 inhibitory receptor. In these discovery efforts, we prioritized antibodies that agonized PD-1 to attenuate immune activity without interfering with natural ligand binding.

We conducted three in vitro functional screening assays to prioritize our PD-1 antibodies. The first in vitro functional screen used a reporter cell line and was designed to identify, and then eliminate, any PD-1 antibodies that interfered with or blocked the natural ligand binding site. As shown in the left figure below, we used pembrolizumab, a checkpoint antagonist, as a positive control for identifying unwanted checkpoint antagonist activity. We screened a panel of PD-1 antibodies and selected only PD-1 antibodies, including PT627, that did not exhibit checkpoint antagonist activity when compared with pembrolizumab.

The second and third in vitro functional screens used the reporter cell line but were designed to identify, and then select for further study, PD-1 antibodies that could directly agonize PD-1. We screened our panel of PD-1 antibodies in a surface-bound assay format (middle figure below) and a soluble assay format (right figure below). We identified a number of PD-1 agonist antibodies, including PT627, that exhibited agonist activity when evaluated in this surface-bound assay format. However, we identified only one antibody, PT627, that additionally exhibited agonist activity in a soluble assay format. Each of the figures below shows the PD-1 signaling complex formation of the molecules being tested. The PD-1 signaling complex formation is measured using a light-based method in which a high value signals activity and a low value signals a lack of activity.

Collectively, we believe these observations suggest PT627 may have a differentiated profile because of its ability to induce PD-1 agonism in a soluble format without requiring surface binding. We believe that PT627 may be a differentiated antibody in which PD-1 agonism may be achieved without requiring cell binding.

We evaluated the immunomodulatory activity of PT627 in a humanized mouse xenogeneic graft-versus-host disease, or xeno-GvHD, model, an aggressive model of multi-organ autoimmune injury. In this model, human blood cells are grafted into immunodeficient mice. The grafted immune cells reacted to the host mouse tissues causing wide-spread, multi-organ inflammation, and a rapid loss of life. We dosed xeno-GvHD mice with PT627 at weekly intervals beginning ten days after engraftment and continued through day 72. As show in the figure below, we observed a delayed onset of disease in xeno-GvHD mice treated with PT627 compared with vehicle treated mice (n=15 mice/group). These observations suggest PT627 may attenuate or delay the broad in vivo inflammatory responses associated with the xeno-GvHD model.

Weekly dosing D10-72
End of dosing
100
50
0
Survival (%)
PT627
Vehicle
0
20
30
40
50
60
70
80
90
Days post-engraftment

We designed PT001 to guide and concentrate the PD-1 agonist component of the bifunctional molecule to the MAdCAM-expressing HEV in the gastrointestinal tract. We first evaluated the ability of PT001 to localize to the MAdCAM-expressing HEV in the gastrointestinal tract in vivo. We injected PT001, or the untethered-control test article, subcutaneously into mice with chemically induced intestinal inflammation. Seven days after dosing, we harvested the intestines and stained the tissues by immunohistochemistry. We detected PT001 as indicated by the brown staining in the image on the right below with the expected tissue distribution pattern in the gut, but we did not detect untethered control test article. These observations suggest that PT001, but not untethered-control molecules, is able to localize to the HEV in the gastrointestinal tract in vivo following subcutaneous dosing in mice.

We next evaluated the in vivo immunomodulatory activity of PT001 in the humanized mouse xeno-GvHD model. We dosed xeno-GvHD mice with PT001 at weekly intervals beginning at day 10 after engraftment and continuing through day 72. We observed a distinct survival advantage in xeno-GvHD mice treated with PT001 compared to vehicle or control treated mice or mice treated with PT627 (n=15 mice/group). We observed that the survival advantage in mice treated with PT001 extended a number of weeks beyond the end of the dosing period. These studies suggest that tethering a PD-1 agonist can have a beneficial immunomodulatory effect that is differentiated from the beneficial immunomodulatory effect observed with a soluble PD-1 agonist.

Weekly dosing D10-72
End of dosing
100
50
0
Survival (%)
0
20
30
40
50
60
70
80
90
Days Post-engraftment
PT001
PT627
MAdCAM control
Vehicle

In February 2021, we presented preclinical data of PT001 at the Network for Pancreatic Organ Donors with Diabetes 13th Annual Scientific Meeting. The research, done in collaboration with St. Vincent’s Institute of Medical Research in Australia and funded by JDRF and the JDRF T1D Fund, showed that PT001 treatment delayed the onset of hyperglycemia in a mouse model of type 1 diabetes.

In summary, observations from our preclinical studies suggest PD-1 agonist antibodies can attenuate immune responses in vitro and in vivo. Although PT627 and PT001 exhibited different activity profiles, we observed promising immunomodulatory effects with both PD-1 agonists in the xeno-GvHD mouse model. Preclinical data presented at the Annual FOCIS Meeting in 2020 showed that in cell-based assays, our PD-1 agonists suppressed the gene and protein expression of many known immune activation pathways, suggesting that these agonists could be a promising treatment approach for autoimmune diseases.

We believe that we can create a pipeline of molecules by mixing and matching our immunomodulatory immune effectors with different tissue-tether components from our library of tissue tethers to drive localization to different organs. By switching the MAdCAM tissue-tether component for a tissue-tether component that drives localization to a different organ, we believe that we have the ability to build a broad portfolio of tissue-tethered PD-1 agonists that can be deployed to deliver localized immunomodulatory therapy to different parts of the body for treating a wide array of other diseases.

The potential of our tissue-tethered PD-1 bifunctional molecules to localize to organs to contribute to the maintenance of normal immune homeostasis, contribute to the resolution of inflammation, and be associated with better disease prognosis affords us the opportunity to attenuate the local inflammatory response and restore tissue tolerance in a targeted manner while potentially sparing the systemic immune system.

Discovery Programs

Induction of local immunomodulation via bifunctional TALONs

Skin-Tethered CD39

CD39 is an extracellular enzyme that is expressed on the surface of numerous immune cells. It is regarded as an immune checkpoint in that it functions to inhibit the immune system by degrading ATP into AMP. Extracellular ATP acts as a danger signal, binding to cell surface receptors and activating a wide range of innate and adaptive immune responses such as those observed during chronic inflammation. CD39 removes this key danger signal and thereby dampens the resultant multi-cellular immune response. A partner enzyme to CD39, CD73, then degrades AMP into adenosine, which is an anti-inflammatory mediator. Together, CD39 and CD73 constitute a mechanism that the immune system uses to remove proinflammatory ATP and to generate anti-inflammatory adenosine.

Deficiencies in CD39 or CD73 can result in a diminished population of Treg cells and enhanced immune cell activity, leading to exacerbated inflammation in several preclinical mouse models of autoimmunity such as lupus, collagen-induced arthritis, and experimental autoimmune encephalopathy. Overexpression of CD39 has been shown to suppress disease in a model of type 1 diabetes. Third parties are currently evaluating approaches for overexpressing or delivering recombinant CD39 or CD73 in preclinical studies.

We created a mouse recombinant CD39 effector module that behaves similar to wild-type mouse CD39. Using our TALON platform, we coupled this CD39 effector module to a skin-tethered module designed to concentrate the CD39 payload at the dermal-epidermal interface. In order to test whether the concentration of CD39 at the skin barrier would have advantages over a systemically active CD39 molecule, we compared this skin-tethered-CD39 bifunctional module to CD39 on a systemically active backbone, as well as to a steroid positive control (dexamethasone) in a rodent model of contact hypersensitivity. In this model, the mouse is sensitized with antigen, and then a day after test article injection, the ear of the mouse is injected with that antigen, which induces a brisk contact hypersensitivity response characterized by ear swelling, which can be measured as ear thickness. Treating the animal with vehicle allowed the full response to manifest, evidence as marked ear thickening. Treating with the systemically active CD39 had no meaningful efficacy, however concentrating CD39 in the skin via the skin-tethered CD39 prototype abrogated the response to a degree akin to steroid (dexamethasone). The data observed in this study are shown in the figure below.

Both modules of this molecule, CD39 effector and skin-tether, are currently undergoing iterative stages of protein engineering to refine their biological properties.

Skin-Tethered PD-1 Agonist

PD-1 is a protein natively expressed by activated T cells and serves as a checkpoint for the attenuation of immune activation. In addition to our two PD-1 agonist programs, PT627 and PT001, mentioned above, we have a discovery-stage program of a PD-1 agonist coupled with a skin-tethered module. We designed this molecule to concentrate the PD-1 agonist at the dermal-epidermal interface in the skin.

We tested this molecule in a mouse model of vitiligo, an autoimmune skin condition that leads to depigmentation of the skin. In this model, vitiligo was induced through adoptive transfer of melanocyte-specific T cells. We administered PD-1 agonists weekly for five weeks post disease induction and then, upon the conclusion of dosing, calculated a vitiligo score using a point scale based on the extent of depigmentation at different locations. We observed that treatment with the skin-tethered PD-1 agonist significantly reduced skin depigmentation as shown by the vitiligo scores. We also observed that this effect was tether-dependent, as mice treated with an untethered PD-1 agonist had scores that were similar to the vehicle-treated mice. These data are shown in the figure below. In addition, we observed that the skin-tethered PD-1 agonist selectively reduced the number of T cells found in the skin, but did not observe a reduction of systemic T cells.

ns
0.05
8
6
4
2
0
Vitiligo Scores
Vehicle
Skin-tethered PD-1 agonist
Untethered control

The skin-tethered PD-1 agonist is currently undergoing iterative stages of protein engineering to refine its biological and drug-like properties.

New Tissue Tether Modules

We are actively building a library to tether modules to target our immune effectors to various organs where autoimmune attack is known to occur. Beyond MAdCAM for gastrointestinal and hepatic autoimmunity, and our skin tethers as noted above, we have active programs for renal and pancreatic tether discovery. We are also expanding our library of tethers to other organ systems where autoimmune disease may manifest.

Our pancreatic program is partnered with Astellas. Under this collaboration to develop locally acting immunomodulators for autoimmune diseases of the pancreas, we are responsible for the design and discovery of bifunctional product candidates based on our TALON platform, and Astellas will conduct preclinical, clinical and commercialization activities for any candidates developed in the collaboration. Our initial focus for our activities under this collaboration is on type 1 diabetes.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, expertise, scientific knowledge and intellectual property provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of all of our product candidates that we develop for the treatment of autoimmune disease, if approved, are likely to be efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

We are aware of several other companies developing programs that utilize IL-2 for the selective expansion of regulatory T cells, including Amgen Inc., Nektar Therapeutics (in partnership with Eli Lilly & Company), Roche Holding AG, or Roche, and Bristol-Myers Squibb, or BMS. We are also aware of other companies with research or preclinical-stage programs in this area, including Synthorx, Inc. (a subsidiary of Sanofi S.A.), Moderna, Inc. and Xencor, Inc. We are also aware of other companies with PD-1 agonist programs for the treatment of autoimmune diseases, including AnaptysBio, Inc., BMS, and Eli Lilly & Company, Janssen Pharmaceuticals and Ono Pharmaceuticals.

If approved for the treatment of patients with moderate-to-severe UC, PT101 would compete with Entyvio, which is an α4β7 integrin antibody marketed by Takeda Pharmaceutical Company Ltd, Stelara, which is an IL-12/IL-23 antibody marketed by Johnson & Johnson, Xeljanz, which is a JAK1 inhibitor marketed by Pfizer Inc., and multiple branded and biosimilar TNF antibodies, including Humira, marketed by AbbVie, Remicade, marketed by Johnson & Johnson, and Simponi, marketed by Johnson & Johnson. If approved for the treatment of patients with SLE, PT101 would compete with Benlysta, which is a BAFF antibody marketed by GlaxoSmithKline, H. P. Acthar Gel, which is marketed by Mallinckrodt LLC, and a number of branded and generic non-steroid and steroid based therapies, including hydroxychloroquine, azathioprine and mycophenolate mofetil.

We are aware of several companies with product candidates for the treatment of patients with UC, including Rinvoq, which is a JAK1 inhibitor being developed in Phase 3 clinical trials by AbbVie, ozanimod  or Zeposia, which is a S1P inhibitor being developed in Phase 3 clinical trials by BMS, etrolizumab, which is a β7 integrin being developed in Phase 3 clinical trials by Roche, deucravacitinib or BMS-986165, which is a TYK2 inhibitor being developed in Phase 2 clinical trials by BMS, mirikizumab, which is an anti-IL-23 antibody being developed in Phase 3 clinical trials by Eli Lilly, and filgotinib, a JAK1 inhibitor which has been filed for approval in Europe and is being developed in Phase 3 clinical trials by Gilead Sciences, Inc., and Galapagos N.V. We are also aware of additional product candidates in clinical trials by AbbVie, Abivax SA, Amgen Inc., Arena Pharmaceuticals, Inc., Applied Molecular Transport, Inc., Boehringer Ingelheim, BMS, Gilead Sciences, Inc., GlaxoSmithKline plc, Gossamer Bio, Inc., Immunic, Incyte Corp., Janssen Pharmaceutica N.V., Landos Biopharma, Inc., Morphic Therapeutic, Inc., Pfizer Inc., Protagonist Therapeutics, Inc., Seres Therapeutics Inc., Theravance Biopharma, Inc.

We are aware of several companies with product candidates for the treatment of patients with SLE, including anifrolumab, which is an interferon-alpha 1 receptor antibody that has completed Phase 3 clinical trials and is expected to be submitted to the FDA for approval by AstraZeneca, Gazyva, which is a CD20 antibody being developed in Phase 3 clinical trials by Roche, Lupuzor, which is an autophagy modulator being developed in Phase 3 clinical trials by Avion Pharmaceuticals and ImmuPharma, KZR-616, which is an immunoproteosome inhibitor being developed in Phase 2 clinical trials by Kezar Life Sciences, BIIB059, which is a BDCA2 antibody being developed in Phase 2 clinical trials by Biogen, lenabasum, which is a CB2 agonist being developed in Phase 2 clinical trials by Corbus, telitacicept, which is a recombinant TACI-Fc fusion protein which is being developed in Phase 2 clinical trials by RemeGen Ltd., ALPN-101, which is a dual CD28/ICOS inhibitor being developed in Phase 2 clinical trials by Alpine Immune Sciences and Abbvie, deucravacitinib or BMS-986165, which is a TYK2 inhibitor being developed in Phase 2 clinical trials by BMS, NKTR-358 or LY3471851, which is a modified IL-2 being developed in Phase 1/2 clinical trials by Nektar and Eli Lilly, and AMG-592 or efavaleukin alfa, which is a modified IL-2 being developed in Phase 1/2 clinical trials by Amgen We are also aware of additional product candidates in clinical trials by Abbvie, Alexion, Apellis Pharmaceuticals, Aurinia, Boehringer Ingelheim, Boston Pharmaceuticals, ChemoCentryx, Equillium, Galapagos, Gilead, Idorsia, Incyte, Janssen Pharmaceutica, Novartis, Omeros, Pfizer, Roche, Servier, Viela Bio, UCB, and Xencor.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party contract manufacturing organizations, or CMOs, for both drug substance and finished drug product. We have engaged third-party manufacturers to supply the drug substances for our product candidates and a third-party manufacturer to develop and manufacture finished drug product for PT101 that we plan to use in our Phase 1 clinical trials. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.

Our product candidates are manufactured using reliable processes from readily available starting materials. The approach is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including certain aspects of our TALON platform.

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and know how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others.

The patent positions for biotechnology and pharmaceutical companies like ours are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protected or remain protectable by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

As of December 31, 2020, our solely owned patent estate included three issued U.S. patents, six pending U.S. non-provisional patent applications, three pending U.S. provisional applications, three international PCT applications pending, and over 35 pending foreign patent application.

PT101

With regard to our PT101 product candidate, we solely own one issued U.S. patent with composition of matter claims covering PT101, which is expected to expire in 2038, without taking potential patent term extensions into account. In addition, we also own three pending U.S. patent applications with composition of matter and method of use claims covering PT101 and its use, and over 14 foreign patent applications pending in jurisdictions such as Europe, Japan, Australia, Canada, China, and Korea, which, if issued, are expected to expire in 2038, without taking potential patent term extensions into account.

We are aware of certain European and other foreign patents and applications owned by a third party with claims that are broadly directed methods of using IL-2 muteins to treat certain autoimmune disease indications, including, but not limited to, rheumatoid arthritis. The patents or patents issuing from these pending applications could be construed to cover PT101, as well as other products containing IL-2 muteins. We are not currently evaluating PT101 for treatment of rheumatoid arthritis.

PT627

With regard to our PT627 product candidate, we solely own two U.S. provisional patent applications, one U.S. non-provisional application, one PCT application, and one foreign patent application with claims directed to PD-1 antibodies, where patents if issued, would be expected to expire no earlier than 2040, without taking potential patent term extensions into account.

PT001

With regard to our PT001 product candidate, we solely own two U.S. provisional patent applications, one U.S. non-provisional application, one PCT application, and one foreign patent application with claims directed to PD-1 agonist molecules, where patent applications claiming priority to this provisional application, if issued, would be expected to expire no earlier than 2040, without taking potential patent term extensions into account. We also own a U.S. non-provisional application and ten foreign patent applications pending in jurisdictions such as such as Europe, Japan, Australia, Canada, China, and Korea, which, if issued, are expected to expire in 2038, without taking potential patent term extensions into account.

PT002

With regard to our PT002 patent candidate, we own one issued U.S. patent with composition of matter claims covering PT002, which is expected to expire in 2038, without taking potential patent term extensions into account. We also own two U.S. provisional patent applications, eight pending U.S. non-provisional applications and over 35 foreign patent applications pending in jurisdictions such as Europe, Japan, Australia, Canada, China, and Korea, which, if issued, would be expected to expire from 2038 to 2041, without taking potential patent term extensions into account.

License and Collaboration Agreements

License and Collaboration Agreement with Astellas Pharma

In October 2019, we entered into a license and collaboration agreement with Astellas, or the Astellas agreement. The Astellas agreement is a research and development collaboration to discover and develop novel compounds for autoimmune diseases of the pancreas, including type 1 diabetes. Under the Astellas agreement, we are responsible for design and discovery of drug candidates and Astellas will be responsible for conducting preclinical, clinical and commercialization activities for candidates developed during the collaboration.

Under the Astellas agreement, we and Astellas will conduct a research collaboration program to discover, identify, characterize and optimize bifunctional antibodies or other biologics consisting of a tissue-selective tether and an effector, or Compounds. The Astellas agreement provides that the research term will end on the earlier of (a) the completion of the activities set forth in the research plan and (b) the fifth anniversary of the effective date of the Astellas agreement. We have estimated that our research and development commitments will be completed by the end of 2022. All research activities under the Astellas agreement are conducted according to a research plan. The initial research plan is focused on three tissue-selective tether targets in the pancreas. The primary indication for which we and Astellas will seek to develop Compounds is type 1 diabetes, including latent autoimmune diabetes in adults. Under the collaboration, we may also develop Compounds for the treatment of any human disease or condition, which we refer to as non-primary indications.

We are obligated to generate Compounds and to perform in vitro and in vivo characterization activities necessary or useful in support of the nomination of a Compound for consideration by the joint steering committee, or JSC, consisting of an equal number representatives from each party to coordinate, oversee and resolve disputes under the Astellas agreement. Either party may nominate a Compound to the JSC during the research term to be designated by the JSC as a Licensed Compound for development. Following the designation of a Licensed Compound, Astellas is solely responsible for, and has sole authority with respect to, at its own expense, all non-clinical and clinical development activities of the Licensed Compound, including all manufacturing. Astellas will also be solely responsible for, and have sole authority with respect to, at its own expense, all commercialization activities and all regulatory responsibilities, including preparing and filing INDs, marketing authorization applications and obtaining and maintaining regulatory approvals for any product that contains a Licensed Compound as an active ingredient, referred to as a Licensed Product. Astellas is required to reimburse certain of our research costs for activities under the research plan.

Astellas paid us an upfront payment of $10.0 million in the fourth quarter of 2019. We have the right to receive, on a Licensed Compound-by-Licensed Compound basis, potential research and development milestone payments up to an aggregate of $43.0 million for the first Licensed Compound and $38.0 million for subsequent Licensed Compounds and regulatory milestones up to an aggregate of $105.0 million. If any Astellas Licensed Products are successfully commercialized, we would be eligible to receive, on a Licensed Compound-by-Licensed Compound basis, up to $150.0 million in potential commercial milestone payments based on the worldwide net sales of all Licensed Products containing the same Licensed Compound.

We are also eligible to receive from Astellas, on a Licensed Product-by-Licensed Product basis, tiered royalties at rates ranging from mid- to high-single digit percentages based on worldwide net sales by Astellas, its affiliates and sublicensees, subject to specified reductions. Any royalty payments owed to us are subject to reduction when there is no valid claim covering such product and regulatory exclusivity does not apply to such Licensed Product in such country or where one or more biosimilar products becomes commercially available in such country. Royalty payments under the Astellas agreement are payable beginning on the first commercial sale of the product in the country until the later of the expiration of the last valid claim covering such product, expiration of regulatory exclusivity or eleven years after the first commercial sale of such product in such country, but the royalty payments generally may not fall below our royalty obligations to third parties plus a royalty of a low single-digit percentage.

During the term of the Astellas agreement, we are not permitted to use tethers targeted at certain proteins expressed on pancreatic cells that are identified in the research plan, or develop, manufacture or commercialize any product directed toward tether targets that are identified in the research plan, or, in either case, grant a license to a third party or sublicense to enable any third party to do so.

Any time after the first anniversary of the effective date of the Astellas agreement, Astellas may terminate the Astellas agreement for convenience upon advance prior written notice. Each party has the right to terminate the Astellas agreement due to the other party’s material breach if such breach remains uncured for a specified cure period or if the other party becomes bankrupt. We have the right to terminate the agreement under certain circumstances if Astellas or any of its sublicensees challenges the validity or enforceability of any of our patent rights. The Astellas agreement will automatically terminate if no Licensed Compound has been designated by the date that is six months after the expiration of the research period.

Distributed Bio

In October 2017, we entered into an antibody library subscription agreement with Distributed Bio, Inc., or Distributed Bio. We refer to this agreement as the Distributed Bio library agreement. Pursuant to the Distributed Bio library agreement, we obtained a non-exclusive license to use an antibody library of Distributed Bio, or the Antibody Library, anti-PD-1 antibodies isolated from the Antibody Library by Distributed Bio, or the Anti-PD-1 Antibodies, and certain software to conduct research and development related to the discovery of antibodies against biological targets of interest to us. We refer to the Antibody Library, the Anti-PD-1 Antibodies and the software collectively as the Deliverables. Distributed Bio has also agreed to assign to us and we own all rights in the sequences of any Anti-PD-1 Antibody and antibody sequences that we identify by panning the Antibody Library, or the Panned Antibodies, including any derivative sequences and any molecules or products containing or any method of manufacture or use of any of the foregoing, which we refer to collectively as the Assigned Antibody Rights.

We are required to make milestone payments to Distributed Bio upon achievement of certain clinical and regulatory milestones with respect to any antibody that has a target recognition site derived from an Anti-PD-1 Antibody, a Panned Antibody or an antibody provided by Distributed Bio under any other agreement with us, and that is included in the Assigned Antibody Rights, which we refer to as an Antibody Product. We may be required to pay up to $4.3 million in clinical milestones and $12.0 million in regulatory milestones for each Antibody Product. Each such milestone payment will be paid only once with respect to any set of targets to which any Antibody Product is directed. The milestone payments may be offset by up to 50% of any amount paid by us to any third party for the achievement of the same or similar milestones with respect to any Antibody Product.

The Distributed Bio library agreement had an initial term, on a Deliverable-by-Deliverable basis, of one year from receipt of the applicable Deliverable and automatically renews for additional one-year terms. We have the right to terminate the Distributed Bio library agreement at any time, in whole or with respect to any Deliverable. The Distributed Bio library agreement may also be terminated by either party with respect to any Deliverable for material breach by the other party.

We also pay Distributed Bio for antibody discovery services under a master services agreement that we entered into with Distributed Bio concurrently with the Distributed Bio library agreement, which we refer to as the Distributed Bio MSA. Pursuant to the Distributed Bio MSA, we are identifying antibodies, other than the Anti-PD-1 Antibodies described above, including antibodies that relate to our MAdCAM-tethering program. We own all antibody sequences and other deliverables provided to us and inventions developed under the Distributed Bio MSA. We pay fees to Distributed Bio under the Distributed Bio MSA. We are also required to make the same milestone payments to Distributed Bio upon achievement of certain clinical and regulatory milestones as described in the Distributed Bio library agreement for any Antibody Product, but we will not owe milestone payments more than once for the same

Antibody Product if such milestone is achieved under both of the Distributed Bio library agreement and the Distributed Bio MSA. The Distributed Bio MSA had an initial term of one year and automatically renews for additional one-year terms. Either party can terminate the Distributed Bio MSA at any time.

We paid an aggregate of approximately $2.2 million in subscription fees and other fees under the Distributed Bio library agreement and Distributed Bio MSA through December 31, 2020. Beginning in 2020, we ceased subscribing to the Distributed Bio antibody library, and as a result are no longer obligated to pay subscription fees under such agreement. We continue to engage Distributed Bio for antibody discovery services pursuant to the Distributed Bio MSA and we pay for such services on a service-by-service basis.

Government Regulation and Product Approvals

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, record-keeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Biologics in the United States

In the United States, our product candidates are regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA, and their implementing regulations and guidances. The failure to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject an applicant to delays in the conduct of the study, regulatory review, and approval, and/or administrative or judicial sanctions.

An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•	preclinical laboratory tests, animal studies, and formulation studies all performed in accordance with the FDA’s GLP regulations;
•

completion of the manufacture, under current Good Manufacturing Practices, or cGMP, conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;

•	submission to the FDA of an IND, for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency, and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;

•

preparation and submission to the FDA of a biologics license application, or BLA, for a biologic product candidate requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product candidate in clinical development and proposed labeling;

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product candidate, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods, and controls are adequate to preserve the product candidate’s identity, strength, quality, and purity;

•

satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the BLA;

•	payment of user Prescription Drug User Free Act, or PDUFA, securing FDA approval of the BLA and licensure of the new biologic product; and

•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies or other post-marketing commitments required by the FDA.

Preclinical Studies and Investigational New Drug Application

Before testing any biologic product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate in animal studies the potential for efficacy and toxicity.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product candidate or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

As a result, submission of the IND may result in the FDA not allowing the trials to commence or not allowing the trial to commence on the terms originally specified by the sponsor in the IND. If the FDA raises concerns or questions either during this initial 30-day period, or at any time during the IND or clinical trial process, it may choose to impose a partial or complete clinical hold. Clinical holds may be imposed by the FDA when there is an important concern for patient safety and may be a result of new data, findings, or developments in clinical, preclinical, and/or chemistry, manufacturing, and controls. This order issued by the FDA would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. This could cause significant delays or difficulties in completing our planned clinical trial or future clinical trials in a timely manner.

Expanded Access to an Investigational Product for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act.

Human Clinical Trials in Support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease or condition to be treated under the supervision of a qualified principal investigator in accordance with GCP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the FDA requires that such trials be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from participants. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the United States.

Further, each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or DSMB. This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB has access.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

•

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion, and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.

•

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

•

Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

In some cases, the FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to confirm a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Under the Pediatric Research Equity Act of 2003, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA.  The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In 2017, with passage of the FDA Reauthorization Act of 2017, or FDARA, Congress further modified these provisions.  Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act.

Information about applicable clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website.

Compliance with cGMP Requirements

Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The PHSA emphasizes the importance of manufacturing control for products like biologics whose attributes cannot be precisely defined.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections generally follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Review and Approval of a BLA

The results of product candidate development, preclinical testing, and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting license to market the product. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee and an annual program fee. Under federal law, the submission of most BLAs is subject to a substantial application user fee. The sponsor of a licensed BLA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may often be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent, and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the CRL will contain the conditions that must be met in order to secure final approval of the application, and when possible will outline recommended actions the sponsor might take to obtain approval of the application. Sponsors that receive a CRL may submit to the FDA information that represents a complete response to the issues identified by the FDA. The FDA will not approve an application until issues identified in CRL have been addressed.

The FDA may also refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. In particular, the FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates, and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

If the FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may call for post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited Review Designations

The FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND.  Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.

Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.

Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the

FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency, and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising, and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Orphan Drug Designation and Exclusivity

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product candidate with orphan drug designation must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

Further, orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity that cover the product are extended by six months.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” The FDA has approved a number of biosimilar products for use in the United States. No interchangeable biosimilars, however, have been approved. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Additional guidances are expected to be finalized by the FDA in the near term.

Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity, and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state-regulated, to regulate the use of biosimilars.

Federal and State Data Privacy and Security Laws

Under the federal Health Insurance Portability and Accountability Act of 1966, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans, and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes, and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their regulations, including the omnibus final rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. In March 2020, the California State Attorney General proposed varying versions of companion draft regulations which are not yet finalized. Despite the delay in adopting regulations, the California State Attorney General will commence enforcement actions against violators beginning July 1, 2020. The CCPA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales, and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil, and administrative penalties, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

Patent Term Restoration and Extension

In the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of IND and the submission date of the BLA, plus the time between the submission date of the BLA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.

FDA Approval of Companion Diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee.

Regulation and Procedures Governing Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy, and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.

The Regulation was published on June 16, 2014 but has not yet become effective.  In January 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system.  The EMA has indicated that the system will go live in December 2021.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

 PRIME Designation in the EU

In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority Medicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small-and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing Authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver, or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Manufacturers must demonstrate the quality, safety, and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Specifically, the grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products.

Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision, and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products, and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety, and efficacy of their products to EMA which provides an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

Regulatory Data Protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Patent Term Extensions in the European Union and Other Jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the EU market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

Regulatory Requirements after Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities, and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021.  This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Coverage, Pricing, and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers, and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such product candidates. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, any companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to any companion diagnostics.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare Law and Regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements.

Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

By way of example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government healthcare programs.

Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit.  A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including  directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Human Capital Resources

As of December 31, 2020, we had 56 full-time employees, including 23 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 42 are engaged in research and development activities and 14 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We are committed to Diversity, Equity and Inclusion (DE&I) across all aspects of our organization, including hiring, promotion and development practices.   The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards.

Our Corporate Information

Our executive offices are located at 134 Coolidge Avenue, 2nd Floor, Watertown, Massachusetts 02472, and our telephone number is (617) 393-5925. Our website is www.pandiontx.com.

We were formed under the laws of the State of Delaware in September 2016 as a corporation under the name Immunotolerance, Inc. We changed our name to Pandion Therapeutics, Inc. in June 2017. On January 1, 2019, we completed a series of transactions in which Pandion Therapeutics, Inc. became a direct wholly owned subsidiary of Pandion Therapeutics Holdco LLC, a Delaware limited liability company. Immediately prior to our initial public offering, we converted from a Delaware limited liability company to a Delaware corporation and changed our name to Pandion Therapeutics, Inc.

Available Information

Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors & Media,” as a source of information about us.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only.

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See page i of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks Related to the Pending Transaction with Merck

We may not complete the pending transaction with Merck within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On February 24, 2021, we entered into a definitive merger agreement with Merck Sharp & Dohme Corp., or Merck, and Panama Merger Sub Inc., a wholly owned subsidiary of Merck, or Merger Sub, or the Merger Agreement. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub commenced a cash tender offer, or the Tender Offer, to acquire all of the issued and outstanding shares of our common stock at a price per share of $60, net to the seller in cash, without interest, subject to any withholding of taxes required by applicable law. Following the completion of the Tender Offer, Merger Sub will merge with and into our company, with our company surviving as a wholly owned subsidiary of Merck, and each outstanding share of our common stock (other than shares of common stock held by us as treasury stock or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $60 per share in cash, without interest, subject to any withholding of taxed required by applicable law.

The completion of the pending transaction with Merck will be conditioned on (1) at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the Tender Offer, (2) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (3) the accuracy of certain representations and warranties that we made and compliance by us with certain covenants contained in the Merger Agreement, subject to qualifications, (4) there not having been a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to us since the date of the Merger Agreement, and (5) other customary conditions. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. As a result, we cannot assure you that the transaction with Merck will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices of our common stock reflects a market assumption that the transaction will be completed. We could be required to pay Merck a termination fee of $65 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, regulators and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the transaction with Merck could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators and other business partners. For example, vendors, collaborators and other counterparties, including Astellas Pharma Inc., or Astellas, may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Merck’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Merck, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Merck a termination fee of $65 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Proposal,” as defined in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger

Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Merck.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and our clinical trials, and have incurred significant operating losses. Our net loss was $38.1 million and $21.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $86.0 million. To date, we have financed our operations primarily through sales of our preferred stock and preferred shares, issuances of convertible promissory notes, proceeds from a simple agreement for future equity, or SAFE, borrowings under our loan and security agreement with Silicon Valley Bank, which we refer to as our loan agreement, an upfront payment received under the license and collaboration agreement, or the Astellas agreement, with Astellas and sales of our common stock in our initial public offering, or IPO, which closed on July 21, 2020. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•

continue our clinical development of PT101, including our planned Phase 1b/2a clinical trial in patients with moderate-to-severe ulcerative colitis, or UC, and our planned Phase 2 trial in patients with systemic lupus erythematosus, or SLE;

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we prepare for the planned Phase 1b/2a clinical trial of PT101 in patients with UC and the planned Phase 2 clinical trial of PT101 in patients with SLE and continue research and development and initiate additional clinical trials of, and seek marketing approval for, PT101 and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we have incurred and expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We currently have no credit facility or committed sources of capital. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates, including our planned Phase 1b/2a clinical trial of PT101 in patients with UC and our planned Phase 2 clinical trial of PT101 in patients with SLE;

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

As of December 31, 2020, we had cash and cash equivalents of approximately $219.9 million. We believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We commenced activities in 2017 and are an early-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying drug targets and potential product candidates, securing intellectual property rights, undertaking preclinical studies and initiating one early-stage clinical trial. We have not yet demonstrated our ability to successfully develop any product candidate, obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We intend to satisfy any future debt service obligations with our existing cash and funds from external sources. Nonetheless, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under any future debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under any future loan agreements we may enter into could result in an event of default and acceleration of amounts due. If an event of default occurs and the lenders accelerate the amounts due under such loan agreements, we may not be able to make accelerated payments, and such lenders could seek to enforce security interests in the collateral securing such indebtedness.

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limiting the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limiting the deduction for net operating losses, or NOLs, arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), imposing a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, eliminating U.S. tax on foreign earnings

(subject to certain important exceptions), allowing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. COVID-19 relief provisions were also included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020.  The FFCR Act, the CARES Act, and the CAA contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation on the tax deductibility of net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act and the CAA.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had federal and state net operating loss carryforwards of $60.1 million and $56.2 million, respectively, which each begin to expire in 2037. Approximately $57.4 million of the federal net operating losses can be carried forward indefinitely. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $2.8 million and $1.4 million, respectively, which begin to expire in 2038 and 2032, respectively. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards.

In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future as a result of subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations. Our NOLs or credits may also be impaired under state law.

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

We focus on using our product candidates to actively rebalance the immune system in either a systemic or a tissue-localized fashion for therapeutic benefit in patients with autoimmune disease, including by using a novel and proprietary variant of interleukin-2, or IL-2, which is a signaling molecule in the immune system, and agonists of programmed death domain-1, or PD-1, which is a protein that is naturally expressed by all activated T cells. To date, there are no approved therapeutic products utilizing IL-2 or an agonist of PD-1 for the treatment of autoimmune disease. Our future success depends on the successful development of this novel therapeutic approach. We have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. To date, we have completed a single-dose Phase 1a clinical trial of PT101 in healthy volunteers, but we have not studied multiple doses of PT101 in a clinical trial, and we have not studied

PT101 in a disease population. We have not yet conducted any clinical trials of our other product candidates. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

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

The ongoing COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of our planned clinical trials or future clinical trials, disrupt regulatory activities, disrupt our manufacturing and supply chain or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital.

The ongoing COVID-19 pandemic has caused many governments to implement measures to slow the spread of COVID-19 through quarantines, travel restrictions, heightened border scrutiny and other measures. The COVID-19 pandemic and government measures taken in response have also had a significant impact, both directly and indirectly, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the COVID-19 pandemic, including the impacts of new variants of the virus that causes COVID-19, and its effects on our business and operations are uncertain.

Enrollment in our Phase 1a clinical trial of PT101 was not adversely impacted by the COVID-19 pandemic, and we believe that we have sufficient supply of clinical trial material to conduct our planned Phase 1b/2a clinical trial of PT101 in patients with UC and our planned Phase 2 clinical trial of PT101 in patients with SLE. We cannot provide assurance, however, that some factors from the COVID-19 pandemic will not delay or otherwise adversely affect our clinical development, research, manufacturing and business operations activities, as well as our business generally, in the future.

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

We are early in our development efforts, and we have advanced only one candidate into clinical trials, PT101 for the treatment patients with UC and patients with SLE. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of PT101 and our other current and future product candidates discovered using our TALON platform.

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
•

acceptance by the FDA, EMA, Health Canada or other regulatory agencies of the investigational new drug applications, or INDs, clinical trial applications, or other regulatory filings for PT101 and our other product candidates;

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

A key element of our strategy is to combine a network-based conceptualization of the immune system with our TALON platform to discover and design product candidates that harness the intrinsic regulatory elements of the immune system to address autoimmune diseases. Even if we are successful in identifying target diseases and product candidates, the product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. We have never commercialized a product using our TALON platform and may never be able to do so. Identifying, developing, obtaining marketing approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in product development. We cannot provide our stockholders any assurance that we will be able to successfully identify additional product candidates with our TALON platform, advance any of these additional product candidates through the development process or successfully commercialize any such additional product candidates. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development. There can be no assurance that any development problems we experience in the future related to our TALON platform or any of our research or development programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. If we do not successfully identify, develop, obtain marketing approval for and commercialize product candidates based upon our technological approach, we will not be able to generate product revenues.

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

In order to obtain FDA approval to market a new biological product, we must demonstrate proof of safety, purity and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support an IND in the

United States. Although we have completed a Phase 1 trial in Canada, we have not yet submitted an IND to the FDA for any of our product candidates. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of these product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Other pharmaceutical and biotechnology companies have reported experiencing delays in enrollment in their ongoing clinical trials as a result of the COVID-19 pandemic, and we could also experience such delays. Our inability to locate, enroll and retain a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

Success in preclinical studies and early clinical trials, including our Phase 1a clinical trial of PT101, does not ensure that later clinical trials will be successful. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Even if we are able to commence clinical trials, issues may arise that could suspend or terminate such clinical trials. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any potential promising results in earlier studies and trials, we cannot be certain that we will not face similar setbacks. In addition, the results of our preclinical animal studies, including our autoimmune mouse studies and animal studies, may not be predictive of the results of outcomes in human clinical trials. For example, our autoimmune product candidates that are in preclinical development may demonstrate different chemical and biological properties in patients than they do in laboratory animal studies or may interact with human biological systems in unforeseen or harmful ways.

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

We plan to conduct additional clinical trials for our product candidates, including at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We conducted a Phase 1a clinical trial of PT101 in healthy volunteers in Canada, and we may conduct additional clinical trials in North America, Europe and Asia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles and good clinical practices, or GCPs. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

Risks Related to our Dependence on Third Parties

We have relied, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may harm our business.

We relied on third-party CROs to conduct our Phase 1a clinical trial of PT101 and plan to rely on third-party CROs or third-party research collaboratives to conduct our planned clinical trials. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all, and our product development activities might be delayed.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The development and commercialization of new drug or biologic products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of many of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are aware of several other companies developing programs that utilize IL-2 for the selective expansion of regulatory T cells, including Amgen Inc., Nektar Therapeutics (in partnership with Eli Lilly & Company, or Eli Lilly), Roche Holding AG, or Roche, and Bristol-Myers Squibb, or BMS. We are also aware of other companies with research or preclinical-stage programs in this area, including Synthorx, Inc. (a subsidiary of Sanofi), Moderna, Inc. and Xencor, Inc. We are also aware of other companies with PD-1 agonist programs for the treatment of autoimmune diseases, including AnaptysBio, Inc., Eli Lilly, and Ono Pharmaceutical.

If approved for the treatment of patients with moderate-to-severe UC who are nonresponsive or intolerant to corticosteroids, PT101 would compete with Entyvio, which is an a4ß7 integrin antibody marketed by Takeda Pharmaceutical Company Ltd, Humira, which is a TNF antibody marketed by AbbVie, Stelara, which is an IL-12/IL-23 antibody marketed by Johnson & Johnson, Xeljanz, which is a JAK1 inhibitor marketed by Pfizer Inc., and Simponi, which is a TNF antibody marketed by Johnson & Johnson. If approved for the treatment of patients with SLE, PT101 would compete with Benlysta, which is a BAFF antibody marketed by GlaxoSmithKline, H. P. Acthar Gel, which is marketed by Mallinckrodt LLC, and a number of branded and generic non-steroid and steroid-based therapies, including hydroxychloroquine, azathioprine and mycophenolate mofetil.

We are aware of several companies with product candidates for the treatment of patients with UC, including Rinvoq, which is a JAK1 inhibitor being developed in Phase 3 clinical trials by AbbVie, ozanimod, or Zeposia, which is a S1P inhibitor being developed in Phase 3 clinical trials by BMS, etrolizumab, which is a ß7 integrin being developed in Phase 3 clinical trials by Roche, deucravacitinib or BMS-986165, which is a TYK2 inhibitor being developed in Phase 2 clinical trials by BMS, mirikizumab, which is an anti-IL-23 antibody being developed in Phase 3 clinical trials by Eli Lilly and filgotinib, a JAK1 inhibitor which has been filed for approval in Europe and is being developed in Phase 3 clinical trials by Gilead Sciences, Inc, and Galapagos N.V. We are also aware of additional product candidates in clinical trials by AbbVie, Abivax SA, Amgen Inc., Arena Pharmaceuticals, Inc., Applied Molecular Transport, Inc., Boehringer Ingelheim, Bristol-Myers Squibb Company, Gilead Sciences, Inc., GlaxoSmithKline plc, Gossamer Bio, Inc., Immunic, Incyte Corp., Janssen Pharmaceutica N.V., Landos Biopharma, Inc., Morphic Therapeutic, Inc., Pfizer Inc., Protagonist Therapeutics, Inc., Seres Therapeutics, Inc., Theravance Biopharma, Inc. and Vedanta Biosciences, Inc.

We are aware of several companies with product candidates for the treatment of patients with SLE, including anifrolumab, which is an interferon-alpha 1 receptor antibody that has completed Phase 3 clinical trials and is being developed by AstraZeneca, Gazyva, which is a CD20 antibody being developed in Phase 3 clinical trials by Roche, Lupuzor, which is an autophagy modulator being developed in Phase 3 clinical trials by Avion Pharmaceuticals and ImmuPharma, KZR-616, which is an immunoproteosome inhibitor being developed in Phase 2 clinical trials by Kezar Life Sciences, BIIB059, which is a BDCA2 antibody being developed in

Phase 2 clinical trials by Biogen, lenabasum, which is a CB2 agonist being developed in Phase 2 clinical trials by Corbus, telitacicept, which is a recombinant TACI-Fc fusion protein which is being developed in Phase 2 clinical trials by RemeGen Ltd., ALPN-101, which is a dual CD28/ICOS inhibitor being developed in Phase 2 clinical trials by Alpine Immune Sciences and Abbvie, deucravacitinib or BMS-986165, which is a TYK2 inhibitor being developed in Phase 2 clinical trials by BMS, NKTR-358 or LY3471851, which is a modified IL-2 being developed in Phase 1/2 clinical trials by Nektar and Eli Lilly, and AMG-592 or efavaleukin alfa, which is a modified IL-2 being developed in Phase 1/2 clinical trials by Amgen We are also aware of additional product candidates in clinical trials by Abbvie, Alexion, Apellis Pharmaceuticals, Aurinia, Boehringer Ingelheim, Boston Pharmaceuticals, ChemoCentryx, Equillium, Galapagos, Gilead, Idorsia, Incyte, Janssen Pharmaceutica, Novartis, Omeros, Pfizer, Roche, Servier, Viela Bio, UCB, and Xencor.

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

See “Business—Competition” for additional information regarding competing products and product candidates.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

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

Any product candidates we develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity and potency. Any product candidates we develop may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities. It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the

European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement.  The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

A Fast Track, Breakthrough Therapy or Priority Review designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not assure FDA approval of our product candidates.

If a product candidate is intended for the treatment of a serious or life threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply to FDA for fast track designation.  For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective.

In addition, an applicant may seek designation of its product as a breakthrough therapy, which is a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

Further, if FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation.  A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

We may seek these and other designations for our product candidates. The FDA has broad discretion with respect to whether or not to grant these designations to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a fast track or breakthrough therapy designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. As a result, while we may seek and receive these designations for our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.

Even if we, or any collaborators we may have, obtain marketing approvals for any product candidates we develop, the terms of approvals and ongoing regulation of our products could require the substantial expenditure of resources and may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and record-keeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

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

•

the federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid, or other government payors that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. For example, manufacturers have been prosecuted for causing false claims to be submitted because of off-label promotion purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

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

In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both government and private insurers, and significantly impacts the U.S. pharmaceutical industry. . In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA.  A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including  directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States.  To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations  and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.  In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

If we or any third-party manufacturer we engage now or in the future fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs or liabilities that could have a material adverse effect on our business.

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

As of February 28, 2021, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock owned shares representing approximately 80.22% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

An active trading market for our common stock may not continue to develop or be sustained.

Our shares began trading on the Nasdaq Global Select Market on July 17, 2020. Given the limited trading history of our shares of common stock, there is a risk that an active trading market for our shares will not continue to develop or be sustained. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for you to sell your shares without depressing the market price for the shares or at all.

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

Our stock price has been, and is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the perceived likelihood of the completion of the pending transaction with Merck;
•	results of or developments in preclinical studies and clinical trials of our product candidates or those of our competitors or potential collaborators;
•	our success in commercializing our product candidates, if and when approved;
•	developments with respect to competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
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

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

Even after we no longer qualify as an emerging growth company, we may continue to qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and particularly after we are no longer an EGC or a smaller reporting company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. However, while we remain an EGC or a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, any future debt agreements may preclude, us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We occupy approximately 21,225 square feet of office and laboratory space in Watertown, Massachusetts under a lease that expires in March 2026 with an option to renew for an additional three years. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades under the symbol “PAND” on the Nasdaq Global Select Market and has been publicly traded since July 17, 2020. Prior to this time, there was no public market for our common stock.

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

We have not used any of the net proceeds from our IPO as of December 31, 2020.  There has been no material change in the planned use of proceeds from our IPO, as described in our final prospectus filed with the SEC on July 17, 2020 pursuant to Rule 424(b) under the Securities Act.

Unregistered Sales of Equity Securities

None.

Repurchases of equity securities by the issuer

None.

Holders of Record

As of December 31, 2020, there were 87 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and related notes included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors,” our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward- looking statements.

Overview

We are a clinical stage biopharmaceutical company developing novel therapeutics designed to address the unmet needs of patients living with autoimmune diseases. We have combined a network-based conceptualization of the immune system with expertise in advanced protein engineering to develop our TALON (Therapeutic Autoimmune reguLatOry proteiN) drug design and discovery platform. Our TALON platform enables us to employ a modular approach to create a pipeline of product candidates using immunomodulatory effector modules that act at known control nodes within the immune network. We are also able to combine an effector module with a tissue-targeted tether module in a bifunctional format to guide delivery of the effector to a targeted tissue. Our lead product candidate, PT101, a combination of our interleukin-2, or IL-2, mutein effector module with a protein backbone, is designed to selectively expand regulatory T cells, or Treg cells, systemically, without activating proinflammatory cells, such as conventional T cells and natural killer, or NK, cells. We are initially developing PT101 for the treatment of patients with moderate-to-severe ulcerative colitis, or UC, and for the treatment of patients with systemic lupus erythematosus, or SLE. We reported positive top-line data from a Phase 1a clinical trial of PT101 in healthy volunteers in January 2021. Leveraging our TALON platform, we continue to develop and expand our library of effector and tether modules as part of our early stage research and discovery pipeline. Our early stage research includes a suite of PD-1 agonists in preclinical development. PD-1 is an inhibitory receptor that is naturally expressed by T cells following their activation. We initiated investigational new drug, or IND, -enabling studies with our systemic PD-1 agonist, PT627, in the fourth quarter of 2020 and we plan to begin IND-enabling studies for our GI/liver-tethered PD-1 agonist, PT001, in the first half of 2021.

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

On July 10, 2020, our subsidiary, Pandion Therapeutics, Inc. changed its name to Pandion Operations, Inc. and we subsequently engaged in the following transactions, which we refer to collectively as the Conversion:

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

•	holders of common shares of Pandion Therapeutics Holdco LLC received one share of common stock of Pandion Therapeutics, Inc. for each common share held immediately prior to the Conversion; and
•

holders of outstanding incentive shares in Pandion Therapeutics Holdco LLC, all of which were intended to constitute profits interests for U.S. federal income tax purposes, received a number of shares of common stock of Pandion Therapeutics, Inc. based upon a conversion price determined by our board of directors immediately prior to the Conversion. Of the shares of common stock issued in respect of incentive shares, 1,368,515 continue to be subject to vesting in accordance with the vesting schedule applicable to such incentive shares. Based on the determined fair value of $18.00 per common share, the incentive shares converted into an aggregate of 1,504,586 shares of our common stock, and we granted options to purchase an aggregate of 971,123 shares of our common stock.

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

Since inception, we have had significant operating losses. Our net loss was $38.1 million and $21.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $86.0 million.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents of $219.9 million as of December 31, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements through the first half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured.

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

On February 24, 2021, we entered into the Merger Agreement with Merck. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, a wholly owned acquisition subsidiary of Merck will commence a cash tender offer, or the Tender Offer, to acquire all of the issued and outstanding shares of our common stock at a price per share of $60, net to the seller of such shares in cash, without interest, subject to any withholding of taxes required by applicable law. The completion of the Tender Offer will be conditioned on at least a majority of the shares of our outstanding common stock having been validly tendered into and not withdrawn from the offer, receipt of certain regulatory approvals and other customary conditions. Following the completion of the Tender Offer, the acquisition subsidiary will merge with and into our company, with our company surviving as a wholly owned subsidiary of Merck. The merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with not stockholder vote required to consummate the merger. In the merger, each outstanding share of our common stock (other than shares of common stock held by us as treasury stock or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $60 per share in cash, without interest, subject to any withholding of taxes required by applicable law. The transaction is expected to close in the first half of 2021.

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

Operating Expenses: General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, insurance expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees not otherwise included in research and development expenses. Personnel costs consist of salaries, benefits and equity-based compensation expense, for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Other Income (Expense), Net

Our other income (expense), net is comprised of interest income earned on cash reserves in our operating account, interest expense principally on our term loan, and fair value adjustments on the convertible note with the Juvenile Diabetes Research Foundation, or the JDRF Note, for which we have elected the fair value option of accounting.

 Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following sets forth our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Revenue	$8,779	$967	$7,812	808%
Operating expenses
Research and development	33,905	18,176	15,729	87%
General and administrative	12,803	5,010	7,793	156%
Total operating expenses	46,708	23,186	23,522	101%
Loss from operations	(37,929)	(22,219)	(15,710)	71%
Non-operating (expense) income, net	(176)	342	(518)	(151)%
Net loss	$(38,105)	$(21,877)	$(16,228)	74%

Revenue

For the years ended December 31, 2020 and 2019, we recognized $8.8 million and $1.0 million in revenue under the Astellas agreement. While the contractual term under the Astellas agreement is five years, based on the research plan and budget agreed to by the joint steering committee established under the Astellas agreement, we initially estimate our research and development commitments will be completed by the end of 2022. As of December 31, 2020, we estimated a total transaction price of $28.7 million, consisting of the fixed upfront payment of $10.0 million and estimated research funding and reimbursement of external costs of $18.7 million presently budgeted under the Astellas agreement to be incurred through 2022. As of December 31, 2020, we have no contract assets and short-term and long-term deferred revenues of $3.8 million and $3.8 million, respectively, which is presently estimated to be recognized through 2022. The aggregate amount of the transaction price that remained unsatisfied as of December 31, 2020 is estimated to be $18.9 million, of which we expect to recognize $8.8 million in 2021 and $10.1 million in 2022.

 Research and Development Expenses

Research and development expenses were comprised of:

	Year Ended December 31,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Personnel	$8,146	$3,279	$4,867	148%
Services	19,330	10,683	8,647	81%
Facilities and equipment	2,929	1,183	1,746	148%
Supplies	3,420	2,727	693	25%
Other	80	304	(224)	(74)%
Total research and development expenses	$33,905	$18,176	$15,729	87%

Direct and allocated research and development expenses by program were comprised of:

	Year Ended December 31,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
PT101	$12,492	$8,132	$4,360	54%
PT002	649	1,708	(1,059)	(62)%
PT627	2,621	389	2,232	574%
PT001	1,988	2,631	(643)	(24)%
All other programs	8,322	2,968	5,354	180%
Non-program specific and unallocated research and development expenses	7,833	2,348	5,485	234%
Total research and development expenses	$33,905	$18,176	$15,729	87%

Research and development expenses were $33.9 million for the year ended December 31, 2020, compared to $18.2 million for the year ended December 31, 2019. The increase of $15.7 million was primarily due to an increase in activities across all of our programs and across all cost categories. During 2020, we initiated a Phase 1 clinical trial of PT101, increased activities under the Astellas collaboration and continued to advance our preclinical pipeline. During 2019, we advanced our lead product candidate, PT101, through preclinical activities. We also advanced our pipeline of candidates engineered using our TALON platform, including PT002, PT627 and PT001.

To support the continued advancement of our pipeline, we increased the number of internal employees devoted to research and development activities to 42 at December 31, 2020 from 29 at December 31, 2019. Preclinical and consulting services and development activities outsourced to CROs increased $8.6 million, of which $4.4 million was with respect to PT101, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Our facility and supply costs across all programs also increased $1.7 million and $0.7 million, respectively, during the year ended December 31, 2020 as compared to the year ended December 31, 2019, commensurate with the expansion of our pipeline of research and development programs. We expect our research and development expenses will continue to increase as we advance our pipeline of product candidates through planned preclinical and clinical development.

 General and Administrative Expenses

General and administrative expenses to support our business activities were comprised of:

	Year Ended December 31,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Personnel	$4,736	$1,809	$2,927	162%
Professional services	5,139	2,587	2,552	99%
Facilities and travel	691	321	370	115%
Insurance	1,645	—	1,645	—
Other	592	293	299	102%
Total general and administrative expenses	$12,803	$5,010	$7,793	156%

The increase in general and administrative expenses of $7.8 million in the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to a $2.6 million increase in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities. It was also partially attributable to a $2.9 million increase in personnel costs from additions to general and administrative employees, including an increase of $1.6 million in non-cash equity-based compensation, $1.6 million in additional insurance premiums related to being a public company and a $0.4 million increase in allocated facilities and equipment costs in the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Other Income (Expense), Net

Our other income (expense), net was comprised of:

	Year Ended December 31,		Change
	2020	2019	Dollar	Percent
	(dollars in thousands)
Interest income	$69	$258	$(189)	(73)%
Interest expense	(334)	(26)	(308)	1185%
Fair value adjustments to convertible note	89	110	(21)	-19%
Other income (expense), net	$(176)	$342	$(518)	(151)%

Our other income (expense) consists primarily of interest income earned on our cash balance and interest expense and other costs related to our term loan, which was repaid in July 2020. We have elected to account for the JDRF convertible promissory note at fair value and have recorded a gain of $0.1 million in the fair value of the convertible note for each of the years ended December 31, 2020 and 2019.

Liquidity and Capital Resources

Sources of Liquidity

In July 2020, we completed our IPO and issued and sold 8,494,166 shares of common stock at a public offering price of $18.00 per share which includes 994,166 shares sold upon the partial exercise of the underwriters’ option in August 2020 to purchase additional shares of common stock, resulting in aggregate net proceeds of $138.6 million after deducting underwriting discounts and commissions and offering costs of $14.3 million. Prior to our IPO, we financed our operations primarily through the sales of our preferred stock and preferred shares, the sale of the SAFE, issuances of convertible promissory notes, a term loan and payments received under our collaboration agreement with Astellas. Since inception, we have had significant operating losses. Our net loss was $38.1 million and $21.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $86.0 million and $219.9 million in cash and cash equivalents.

 In February 2020, we issued and sold an aggregate of 15,693,109 Series A preferred shares at a price per share of $1.147 in cash, for an aggregate purchase price of $18.0 million and incurred issuance costs of $20,000. In March 2020, we issued and sold an aggregate of 19,158,922 Series B preferred shares at a price per share of $2.0878 in cash, for an aggregate purchase price of $40.0 million and incurred issuance costs of $271,000. In June 2020, we issued 20,116,868 additional Series B redeemable convertible preferred shares for gross proceeds of $42.0 million and incurred issuance costs of $136,000. We also entered into the SAFE, pursuant to which we issued rights to one investor to receive shares of our capital stock for an aggregate purchase price of $6.0 million. Upon closing of our IPO in July 2020, the SAFE converted, by its terms, into 333,333 shares of our common stock based on the initial public offering price of $18.00 per share.

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

Cash Flows

The following table summarizes our cash flows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(34,988)	$(13,429)
Net cash used in investing activities	(2,788)	(635)
Net cash provided by financing activities	242,199	19,862
Net increase in cash, cash equivalents and restricted cash	$204,423	$5,798

Net Cash Used in Operating Activities

Cash used in operating activities of $35.0 million during the year ended December 31, 2020 was attributable to our net loss of $38.1 million and a decrease of $2.9 million in our deferred revenue under the Astellas agreement, offset by a $2.2 million net increase in our working capital and non-cash charges of $3.3 million principally with respect to equity-based compensation and depreciation expense.

Cash used in operating activities of $13.4 million during the year ended December 31, 2019 was attributable to our net loss of $21.9 million together with a $2.2 million net increase in our working capital, offset by a $10.4 million increase in our deferred revenue under the Astellas agreement and non-cash charges of $0.3 million principally with respect to equity-based compensation and depreciation expense.

Net Cash Used in Investing Activities

Investing activities for all periods presented consist of purchases of property and equipment.

Net Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was $242.2 million comprised of $138.6 million of aggregate net proceeds from the issuance of common stock in our IPO in July 2020 and August 2020, $6.0 million net proceeds from the SAFE in June 2020, $81.6 million net proceeds from the sale and issuance of our Series B redeemable convertible preferred shares in March 2020 and June 2020 and $18.0 million net proceeds from the sale and issuance of our Series A redeemable convertible preferred shares in February 2020.

 Cash provided by financing activities for the year ended December 31, 2019 was $19.9 million comprised of $18.0 million net proceeds upon the second issuance of our Series A redeemable convertible preferred shares in January 2019 and $1.9 million of net proceeds on our term loan borrowing.

Loan and Security Agreement

In November 2019, we entered into a secured term loan facility with Silicon Valley Bank in the amount of $10.0 million, or the Term Loan Facility, with an initial advance of $2.0 million. A second advance of $4.0 million was available to be drawn prior to June 30, 2020 and a third advance of $4.0 million was available to be drawn based upon the achievement of certain events prior to June 30, 2020. The loans under the Term Loan Facility bore interest at the greater of (i) the prime rate less 1% and (ii) 4.25%. In response to the financial impact of the COVID-19 pandemic, in April 2020 the lender extended monthly interest-only payments on the outstanding term loan through November 2021 and the final maturity date on the term loan to May 2024. The Term Loan Facility was collateralized by a first priority perfected security interest in all of our tangible and intangible property, with the exception of our intellectual property, and by a negative pledge on our intellectual property. In July 2020, we repaid the $2.0 million of principal outstanding under the Term Loan Facility and, in connection with such repayment, the facility was terminated pursuant to its terms. We have no further payment obligations under the Term Loan Facility and no amounts under the secured term loan facility are available for borrowing.

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

Based upon our current operating plan, we believe that our cash and cash equivalents of $219.9 million as of December 31, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements through the first half of 2024. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We currently have no credit facility or committed sources of capital. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, costs and results of our planned Phase 1b/2a clinical trial of PT101 in UC and our planned Phase 2 clinical trial of PT101 in SLE;
•	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our product candidates;
•	the number of, and development requirements for, other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to enter into contract manufacturing arrangements for supply of active pharmaceutical ingredient and manufacture of our product candidates and the terms of such arrangements;
•	the success of our collaboration with Astellas;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	the payment or receipt of milestones and receipt of other collaboration-based revenues, if any;
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

Revenue Recognition

All of our revenue relates to the Astellas agreement. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration to which we are entitled in exchange for the goods or services we transfer to the customer.

We are required to make a number of estimates and judgments in the process of recording our revenue. These estimates include determining the performance obligations, estimating the total transaction price, determining the period over which we record our revenue, estimating the total costs to completion and costs incurred to date. We have allocated the estimated $28.7 million accounting transaction price entirely to a single, bundled performance obligation comprised of the licenses provided to Astellas, our research services and other ancillary promises. We recorded the $10.0 million upfront payment from Astellas as deferred revenue in November 2019 and will record future invoices under the Astellas agreement as deferred revenue. While the contractual term under the Astellas agreement is five years, based on the research plan and budget agreed to by the joint steering committee established under the Astellas agreement, we will recognize the estimated total transaction price over the estimated period the research and development services are expected to be provided which, as of December 31, 2020, is approximately three years through 2022. We believe our performance obligation to Astellas is satisfied over the course of our performance of the research and development activities under the Astellas agreement and, depicting our performance in satisfaction of our performance obligation, we use input method as a measure of progress towards completion according to actual costs incurred compared to estimated total costs to estimate progress toward satisfaction of our performance. We will remeasure our progress towards completion of our performance obligation at the end of each reporting period.

For further discussion of revenue recognition, see Note 2 to our audited consolidated financial statements for the years ended December 31, 2020 and 2019 included elsewhere in this Form 10-K.

Research and Development Costs

We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued and other current liabilities or prepaid expenses on the balance sheets and within research and development expense on the consolidated statements of operations.

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

We used a Black-Scholes option pricing model to determine fair value of our previously issued incentive shares and use a Black-Scholes option pricing model to determine fair value of our stock options. The Black-Scholes option pricing model includes various assumptions, including the fair value of common shares, expected life of equity awards, the expected volatility and the expected risk-free interest rate. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside our control. As a result, if other assumptions had been used, equity-based compensation cost could have been materially impacted. Furthermore, if we use different assumptions for future grants, share-based compensation cost could be materially impacted in future periods.

The fair value of each of our equity awards has been estimated using Black-Scholes based on the following assumptions:

	Year Ended December 31,
	2020	2019
Expected term (years)	2.0	1.2 - 1.4
Expected volatility	82.7%–83.7%	71.5 - 77.0%
Risk-free interest rate	0.17%	1.9%
Expected dividend yield	— %	— %

We will continue to use judgment in evaluating the assumptions utilized for our equity-based compensation expense calculations on a prospective basis. In addition to the assumptions used in Black-Scholes, the amount of equity-based compensation expense we recognize in our financial statements includes equity award forfeitures as they occurred.

As there was no public market for our common shares prior to our IPO in July 2020, our board of directors, with input from management, has determined the estimated fair value of our common shares as of the date of each equity award grant considering our then-most recently available third-party valuation of common shares. Valuations are updated when facts and circumstances indicate that the most recent valuation is no longer valid, such as changes in the stage of our development efforts, various exit strategies and their timing, and other scientific developments that could be related to the valuation of our company, or, at a minimum, annually. Third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common share valuations in 2019:

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

The estimates of fair value of our common shares are highly complex and subjective. There are significant judgments and estimates inherent in the determination of the fair value of our common shares. These judgments and estimates include assumptions regarding our future operating performance, the time to completing an IPO or other liquidity event, the related valuations associated with these events, and the determinations of the appropriate valuation methods at each valuation date. The assumptions underlying these valuations represent our best estimates, which involve inherent uncertainties and the application of management judgment. If we had made different assumptions, our equity-based compensation expense, net loss and net loss per share applicable to common shareholders could have been materially different.

Following the completion of our IPO, the fair value of our incentive stock option grants and awards has been estimated using Black-Scholes based on the following assumptions

2020
Expected Term (years)	3.5 - 6.6
Expected Volatility	65.3% - 77.5%
Risk Free Rate	0.21% - 0.52%
Dividend Yield	- %

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
•

The fair value of the convertible note as of December 31, 2019 was determined using a Monte Carlo simulation model. Application of the Monte Carlo simulation model involves making assumptions for the expected time to the applicable financing dates, probability of each respective financing scenario versus holding to maturity, total value of equity as of each valuation date, volatility, and risk-free rate. The Monte Carlo simulation model iteratively solves for the calibrated discount rate such that the fair value of the convertible note as of the issuance date is equivalent to the total proceeds on issuance. The selected discount rate as of December 31, 2019 considers the calibrated discount rate as of the issuance date, risk-free rate, and changes in the credit risk for the company.

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

In February 2020, the outstanding principal and accrued interest under the JDRF Note automatically converted at a price of $2.294 per share into 948,225 Series A prime redeemable convertible preferred shares. The final fair value adjustment to the JDRF Note in the year ended December 31, 2020 was determined to be equal to the fair value of the Series A prime redeemable convertible preferred shares into which the JDRF Note was converted. We determine the fair value of our Series A prime redeemable convertible preferred shares using a probability-weighted hybrid method combining (i) an option pricing model, or OPM, and (ii) an IPO scenario with reference to guideline IPOs in the biotechnology sector. For purposes of the OPM the key inputs include an 80.3% volatility rate, a 1.6-year estimated term, a risk-free rate of 0.3% and dividends of zero. For our IPO scenario, the key inputs include a weighted average cost of capital of 25% and a 0.8-year term to a liquidity event. For the year ended December 31, 2020, we recognized a $0.1 gain in the consolidated statements of operations as fair value adjustments on convertible note with respect to changes to the fair value of the JDRF Note.

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements for the years ended December 31, 2020 and 2019 appearing elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments due by period (in thousands)
	Total	Less than one year	One to three years	Three to five years	More than five years
Operating lease(1)	8,817	1,595	3,335	3,538	349
Total contractual obligations	$8,817	$1,595	$3,335	$3,538	$349

(1)	Represents our future minimum lease obligation under our non-cancelable operating a lease for our corporate headquarters in Watertown, Massachusetts, which expires in March 2026.

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

We paid an aggregate of approximately $2.2 million in subscription fees and other fees under the Distributed Bio library agreement and Distributed Bio MSA through December 31, 2020. Beginning in 2020, we ceased subscribing to the Distributed Bio antibody library, and as a result are no longer obligated to pay subscription fees under such agreement. We continue to engage Distributed Bio for antibody discovery services pursuant to the Distributed Bio MSA and we pay for such services on a service-by-service basis.

We enter into contracts in the normal course of business with CROs, contract manufacturing organizations and other third parties for clinical trials, preclinical research studies, chemistry and testing and manufacturing services. These contracts are generally cancelable by us upon up to 30 days’ prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to and through the date of cancellation. These payments are not included in the table of contractual obligations and commitments above as the amount and timing of these payments are not known.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

 Emerging Growth Company Status

As an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited financial statements in a registration statement for an IPO, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We may remain classified as an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $219.9 million as of December 31, 2020. Historically, we have generally held our cash equivalents in money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, mean controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and interim chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable level.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in the “Corporate Governance” section of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

We post our Code of Business Conduct & Ethics, which applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “Corporate Governance” sub-section of the “Investor Relations” section (investors.pandiontx.com) of our corporate website at www.pandiontx.com. We intend to disclose on our website any amendments to, or waivers from, the Code of Business Conduct & Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” sections of our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the “Securities Authorized for Issuance Under Equity Compensation Plans” and “Principal Stockholders” sections of our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the “Transactions with Related Persons” and “Corporate Governance” sections of our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the “Ratification of the Appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm” section of our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3)Exhibits

Exhibit Number	Description
2.1	Form of Plan of Conversion (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

2.2

Agreement and Plan of Merger, dated as of February 24, 2021 among Pandion Therapeutics, Inc., Merck Sharp & Dohme Corp. and Panama Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2021).

3.1	Restated Certificate of Incorporation of Pandion Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 21, 2020).

3.2	Amended and Restated Bylaws of Pandion Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 21, 2020).

4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

4.2*	Description of Securities Registered Under Section 12 of the Exchange Act

4.3

Amended and Restated Investors’ Rights Agreement, dated as of March 23, 2020, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.2+	2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.3+

Form of Stock Option Agreement under the 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.4+

Form of Restricted Stock Unit Agreement under the 2020 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.5+	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.6+	Summary of Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.7†

License and Collaboration Agreement, dated October 30, 2019, by and between the Registrant and Astellas Pharma Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.8†

Antibody Library Subscription Agreement, dated October 11, 2017, by and between the Registrant and Distributed Bio, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.9†

Master Services Agreement, dated October 11, 2017, by and between the Registrant and Distributed Bio, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.10

Warrant issued on November 8, 2019 to Silicon Valley Bank by the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

Exhibit Number	Description

10.11

Lease, dated February  6, 2020, by and between the Registrant and BMR-134 Coolidge Avenue LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.12+

Offer of Employment, dated July 3, 2019, by and between the Registrant and Rahul Kakkar, M.D. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.13+

Offer of Employment, dated March 11, 2017, by and between the Registrant and Jo Viney, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.14+

Offer of Employment, dated July 1, 2019, by and between the Registrant and Vikas Goyal (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.15+

Offer of Employment, dated May 8, 2017, by and between the Registrant and Anthony Coyle, Ph.D. (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.16+

Consulting Agreement, dated March 27, 2017, by and between the Registrant and Alan Crane (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.17

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.18+

Employment Agreement, dated July 10, 2020, by and between the Registrant and Rahul Kakkar, M.D.  (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.19+

Employment Agreement, dated July 10, 2020, by and between the Registrant and Jo Viney, Ph.D. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.20+

Letter Agreement, dated July 8, 2020, by and between the Registrant and Vikas Goyal (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 16, 2020).

10.21

Form of Tender and Support Agreement, dated as of February 24, 2021, among Merck Sharp & Dohme Corp., Panama Merger Sub, Inc. and certain stockholders of Pandion Therapeutics, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 25, 2021).

10.22*	Confidential Disclosure-In Agreement, dated as of April 9, 2018, between Pandion Therapeutics, Inc. and Merck Sharp & Dohme Corp.

10.23*	Amendment No. 1 to Confidential Disclosure-In Agreement, dated as of December 16, 2019, between Pandion Therapeutics, Inc. and Merck Sharp & Dohme Corp.

10.24*	Amendment No. 2 to the Confidential Disclosure-In Agreement, dated as of December 18, 2020, between Pandion Therapeutics, Inc. and Merck Sharp & Dohme Corp.

10.25*	Amendment No. 3 to the Confidential Disclosure-In Agreement, dated as of February 13, 2021, between Pandion Therapeutics, Inc. and Merck Sharp & Dohme Corp.

10.26*	Exclusivity Agreement, dated as of February 9, 2021, between Pandion Therapeutics, Inc. and Merck Sharp & Dohme Corp.
10.27

Letter Agreement, dated as of February 24, 2021, between Pandion Therapeutics, Inc. and Jo Viney, Ph.D. (incorporated by reference to Exhibit (e)(17) to the Registrant’s Schedule 14D-9, filed with the SEC on March 4, 2021).

10.28

Letter Agreement, dated as of February 24, 2021, between Pandion Therapeutics, Inc. and John Sundy, M.D., Ph.D. (incorporated by reference to Exhibit (e)(18) to the Registrant’s Schedule 14D-9, filed with the SEC on March 4, 2021).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain portions of the exhibit are subject to confidential treatment.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pandion Therapeutics, Inc.
Date: March 12, 2021	By:	/s/ Rahul Kakkar
Rahul Kakkar, M.D.
Chief Executive Officer, Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rahul Kakkar	Chief Executive Officer, Director	March 12, 2021
Rahul Kakkar, M.D.	(Principal Executive Officer)

/s/ Gregg Beloff	Interim Chief Financial Officer	March 12, 2021
Gregg Beloff	(Principal Financial Officer)

/s/ Eric Larson	Vice President, Finance	March 12, 2021
Eric Larson	(Principal Accounting Officer)

/s/ Alan Crane	Chairman of the Board of Directors	March 12, 2021
Alan Crane

/s/ Daniel Becker	Director	March 12, 2021
Daniel Becker, M.D., Ph.D.

/s/ Jill Carroll	Director	March 12, 2021
Jill Carroll

/s/ Donald Frail	Director	March 12, 2021
Donald Frail, Ph.D.

/s/ Christopher Fuglesang	Director	March 12, 2021
Christopher Fuglesang, Ph.D.

/s/ Carlo Rizzuto	Director	March 12, 2021
Carlo Rizzuto, Ph.D.

/s/ Nancy Stagliano	Director	March 12, 2021
Nancy Stagliano, Ph.D.

/s/ Katina Dorton	Director	March 12, 2021
Katina Dorton, J.D.

PANDION THERAPEUTICS, INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pandion Therapeutics, Inc. (successor to Pandion Therapeutics Holdco LLC)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pandion Therapeutics, Inc. (successor to Pandion Therapeutics Holdco LLC) and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, redeemable convertible preferred shares and stockholders’/members’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 12, 2021

We have served as the Company’s auditor since 2019.

PANDION THERAPEUTICS, INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	2020	2019
Assets
Current assets
Cash and cash equivalents	$219,891	$15,970
Accounts receivable	950	1,035
Prepaid expenses and other current assets	3,098	2,960
Total current assets	223,939	19,965
Property and equipment, net	3,423	1,054
Restricted cash	502	—
Total assets	$227,864	$21,019
Liabilities and stockholders’/members’ equity (deficit)
Current liabilities:
Accounts payable	$1,775	$1,207
Accrued expenses and other current liabilities	3,282	1,455
Current portion of deferred revenue	3,799	4,365
Total current liabilities	8,856	7,027
Deferred revenue, net of current portion	3,758	6,053
Long-term debt, net of issuance costs	—	3,676
Other long-term liabilities	520	85
Total liabilities	13,134	16,841
Commitments and contingencies (Note 8)
Redeemable convertible preferred shares, no par value; no shares authorized, issued or outstanding at December 31, 2020; 51,217,321 shares authorized and 35,524,212 shares issued and outstanding at December 31, 2019	—	46,967
Stockholders’/Members’ equity (deficit)
Preferred stock, par value $.001 per share: authorized, 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized and 29,515,583 and 28,381,893 shares issued and outstanding, respectively, at December 31, 2020; no shares authorized, issued or outstanding at December 31, 2019	28	—
Common shares, no par value; no shares authorized, issued or outstanding at December 31, 2020; 62,000,000 shares authorized and 1,237,639 and 1,110,767 shares issued and outstanding, respectively, at December 31, 2019	—	—
Incentive shares, no par value; no shares authorized, issued or outstanding at December 31, 2020; 7,717,678 shares authorized and 946,751 shares issued and outstanding at December 31, 2019	—	172
Additional paid-in capital	300,677	—
Accumulated deficit	(85,975)	(42,961)
Total stockholders’/members’ equity (deficit)	214,730	(42,789)
Total liabilities, redeemable convertible preferred stock/shares and stockholders’/members’ equity	$227,864	$21,019

See accompanying notes to the consolidated financial statements.

PANDION THERAPEUTICS, INC.  (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	2020	2019
Revenue	$8,779	$967
Operating expenses
Research and development	33,905	18,176
General and administrative	12,803	5,010
Total operating expenses	46,708	23,186
Loss from operations	(37,929)	(22,219)
Interest income	69	258
Interest expense	(334)	(26)
Fair value adjustments to convertible note	89	110
Net loss	$(38,105)	$(21,877)
Change in redemption value of redeemable convertible preferred shares	(4,909)	(3,975)
Net loss attributable to common shareholders	$(43,014)	$(25,852)
Net loss per common share, basic and diluted	$(3.17)	$(25.00)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	13,553,460	1,034,261

See accompanying notes to the consolidated financial statements.

PANDION THERAPEUTICS, INC.  (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Consolidated Statements of Redeemable Convertible Preferred Shares and Stockholders’/Members’ Deficit

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Shares		Common Stock		Common Shares		Incentive Shares		Additional Paid-In	Accumulated	Total Stockholders’/ Members’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	19,831,103	24,977	—	—	940,713	—	—	—	—	—	52	(17,109)	(17,057)
Restructuring	(19,831,103)	(24,977)	19,831,103	24,977	(940,713)	—	940,713	—	—	52	(52)		—
Issuance of Series A redeemable convertible preferred shares, net of issuance costs of $34	—	—	15,693,109	17,966	—	—	—	—	—	—	—	—	—
Change in redemption value of redeemable convertible preferred shares	—	—	—	3,975	—	—	—	—	—	—	—	(3,975)	(3,975)
Issuance of incentive shares	—	—	—	—	—	—	—	—	946,751	120			120
Issuance of common share warrant to lender	—	—	—	49	—	—	—	—	—	—	—	—	—
Vesting of restricted common shares	—	—	—	—	—	—	170,054	—	—	—			—
Net loss	—	—	—	—	—	—	—	—	—	—		(21,877)	(21,877)
Balance, December 31, 2019	—	$—	35,524,212	$46,967	—	$—	1,110,767	$—	946,751	$172	$—	$(42,961)	$(42,789)
Issuance of Series A redeemable convertible preferred shares, net of issuance costs of $20	—	—	15,693,109	17,980	—	—	—	—	—	—	—	—	—
Issuance of Series A Prime redeemable convertible preferred shares on conversion of JDRF note	—	—	948,225	1,811	—	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred shares, net of issuance costs of $407	—	—	39,275,790	81,593	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred shares to redemption value	—	—	—	4,909	—	—	—	—	—	—	—	(4,909)	(4,909)
Conversion of redeemable convertible preferred, common and incentive shares into common stock	—	—	(91,441,336)	(153,260)	19,291,235	19	(1,204,986)	—	(2,364,595)	(382)	153,623	—	153,260
Common stock issued in IPO, net of issuance costs of $14,269	—	—	—	—	8,494,166	9	—	—	—	—	138,617	—	138,626
Common stock issued in SAFE	—	—	—	—	333,333	—	—	—	—	—	6,000	—	6,000
Issuance of incentive shares	—	—	—	—		—	—	—	1,417,844	210	—	—	210
Vesting of restricted common stock/shares	—	—	—	—	263,159	—	94,219	—	—	—	—	—	—
Stock-based compensation	—	—	—	—		—	—	—	—	—	2,437	—	2,437
Net loss	—	—	—	—		—	—	—	—	—	—	(38,105)	(38,105)
Balance, December 31, 2020	—	$—	—	$—	28,381,893	$28	—	$—	—	$—	$300,677	$(85,975)	$214,730

See accompanying notes to the consolidated financial statements.

PANDION THERAPEUTICS, INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Consolidated Statements of Cash Flows

(in thousands)

	2020	2019
Cash flows from operating activities
Net loss	$(38,105)	$(21,877)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	512	242
Equity-based compensation expense	2,646	120
Fair value adjustments on convertible notes	(89)	(110)
Noncash interest expense	224	14
(Gain) loss on disposal of property and equipment	(16)	3
Changes in operating assets and liabilities:
Accounts receivable	85	(1,035)
Prepaid expenses and other current assets	(138)	(1,674)
Accounts payable	492	358
Accrued expenses and other current liabilities	1,742	112
Deferred rent	520	—
Deferred revenue	(2,861)	10,418
Net cash used in operating activities	(34,988)	(13,429)
Cash flows from investing activities
Purchases of property and equipment	(2,788)	(635)
Net cash used in investing activities	(2,788)	(635)
Cash flows from financing activities
Proceeds from simple agreement for future equity	6,000	—
Proceeds from issuance of common stock	152,895	—
Common stock issuance costs	(14,269)	—
Proceeds from issuance of Series A redeemable convertible preferred shares	18,000	18,000
Series A redeemable convertible preferred share issuance costs	(20)	(34)
Proceeds from issuance of Series B redeemable convertible preferred shares	82,000	—
Series B redeemable convertible preferred share issuance costs	(407)	—
Proceeds from issuance of long-term debt	—	2,000
Debt issuance costs	—	(104)
Repayment of long-term debt	(2,000)	—
Net cash provided by financing activities	242,199	19,862
Net increase in cash and cash equivalents	204,423	5,798
Cash and cash equivalents, beginning of year	15,970	10,172
Cash and cash equivalents and restricted cash, end of year	$220,393	$15,970
Components of cash, cash equivalents and restricted cash
Cash and cash equivalents	219,891	15,970
Restricted cash	502	—
Total cash, cash equivalents and restricted cash	$220,393	$15,970
Supplemental cash flow disclosure
Cash paid for interest	$50	$4
Supplemental disclosures of noncash activities
Conversion of redeemable convertible preferred shares into common stock upon closing of initial public offering	$153,260	$—
Exchange of JDRF note and accrued interest for Series A redeemable convertible preferred shares	$1,811	$—
Purchases of property and equipment included in accounts payable	$76	$78
Fair value of warrants to purchase Series A redeemable convertible preferred shares issued to lender	$—	$49

See accompanying notes to the consolidated financial statement

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS, ORGANIZATION AND LIQUIDITY

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

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

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
•

holders of outstanding incentive shares in Pandion Therapeutics Holdco LLC, all of which were intended to constitute profits interests for U.S. federal income tax purposes, received a number of shares of common stock of Pandion Therapeutics, Inc. based upon a conversion price determined by our board of directors immediately prior to the Conversion. Of the shares of common stock issued in respect of incentive shares, 1,368,515 continue to be subject to vesting in accordance with the vesting schedule applicable to such incentive shares. Based on the determined fair value of $18.00 per common share, the incentive shares converted into an aggregate of 1,504,586 shares of our common stock, and we granted options to purchase an aggregate of 971,123 shares of our common stock.

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

Reverse Share Split

Our board of directors and shareholders approved a one-for-5.0994 reverse share split of our issued and outstanding common shares and incentive shares and a proportional adjustment to the existing conversion ratios for our preferred shares and preferred warrants effective as of July 13, 2020. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse share split.

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

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

We have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements are issued. As of December 31, 2020, we had an accumulated deficit of $86.0 million. We have incurred losses and negative cash flows from operations since inception, including net losses of $38.1 million and $21.9 million for the years ended December 31, 2020 and 2019, respectively. We expect that our operating losses and negative cash flows will continue for the foreseeable future as we continue to develop our product candidates.  We expect that our cash and cash equivalents of $219.9 million as of December 31, 2020 will be sufficient to fund our operating expenses and capital requirements for more than 12 months from the date the consolidated financial statements are issued. Additional funding will be necessary to fund future clinical and pre-clinical activities and we do not currently have any external committed sources of funds. If we are unable to obtain funding, we could be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects and our ability to continue operations.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019, or COVID-19, outbreak a pandemic. Our operations have not been significantly impacted by the COVID-19 outbreak. However, we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our financial condition and operations, including ongoing and planned clinical trials. The impact of the COVID-19 coronavirus outbreak on our financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results may be materially adversely affected.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act, or CARES Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, increasing the ability to deduct interest expense, and deferring social security payments, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The CARES Act has not had a material impact on our financial position and results of operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASU, of the Financial Accounting Standards Board, or FASB.

Use of estimates

The preparation of financial statements in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an ongoing basis, we evaluate our estimates, including those related to accrued research and development expenses, other long-lived assets, the fair value of our common and incentive shares, fair value of convertible notes, equity-based compensation and the valuation of deferred tax assets. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

We utilize estimates and assumptions in determining the fair value of our common shares, including equity-based awards. We have granted stock options at exercise prices that represented the fair value of our common stock on grant date, as well as incentive shares. We utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of our common shares. Each valuation methodology includes estimates and assumptions that require our judgment. These estimates and assumptions include a number of objective and subjective factors,

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

including external market conditions, the prices at which we sold redeemable convertible preferred shares, the superior rights and preferences of the redeemable convertible preferred shares senior to our common shares at the time, and a probability analysis of various liquidity events, such as a public offering or sale of the company, under differing scenarios. Changes to the key assumptions used in the valuations could result in different fair values of common shares at each valuation date.

Principles of consolidation

These consolidated financial statements include the accounts of the Pandion Therapeutics, Inc, its wholly owned subsidiaries Pandion Operations, Inc. and Pandion ProgramCo 1, Inc., and Pandion Securities Corp., a subsidiary of Pandion Operations, Inc. All intercompany amounts have been eliminated in consolidation.

Cash and cash equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. At December 31, 2020 and 2019, cash equivalents were comprised primarily of money market funds.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents.

Our investment policy includes guidelines regarding the quality of the financial institutions and financial instruments and defines allowable investments that we believe minimizes the exposure to concentration of credit risk. We may invest in money market funds, U.S. Treasury securities, corporate debt, U.S. government-related agency securities, commercial paper and certificates of deposit. These deposits may exceed federally insured limits. We have not experienced any losses historically in these accounts and believe that we are not exposed to significant credit risk as our deposits are held at financial institutions that management believes to be of high credit quality. We have no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

Our revenue for the years ended December 31, 2020 and 2019 and related accounts receivable balance at December 31, 2020 and 2019 derives entirely from Astellas Pharma Inc., or Astellas (Note 12).

Fair value of financial instruments

Fair value is defined as the price we would receive to sell an investment in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are as follows:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices in markets that are not considered to be active or financial instrument valuations for which all significant inputs are observable, either directly or indirectly; and

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Financial instruments are categorized in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the investment. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3.

We monitor the availability of inputs that are significant to the measurement of fair value to assess the appropriate categorization of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, our

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

policy is to recognize significant transfers between levels at the end of the reporting period. The significance of transfers between levels is evaluated based upon the nature of the financial instrument and size of the transfer relative to total net assets available for benefits.

Deferred offering costs

We capitalize certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. Upon the closing of our initial public offering, these costs were reclassified to additional paid-in capital. If an equity financing is no longer considered probable of being consummated, the deferred offering costs would be expensed immediately to operating expenses in the statement of operations. There were no deferred offering costs at December 31, 2020 and 2019.

Property and equipment

Property and equipment are recorded at cost. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in the determination of net income or loss. Fixed assets acquired for research and development purposes are assessed for alternative future use. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Our fixed assets consist of laboratory equipment and office equipment with an estimated useful life of five years and leasehold improvements are amortized over the lease term.

Impairment of long-lived assets

We evaluate our long-lived assets, which consist of laboratory equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. To date, no impairments have been recognized in our consolidated financial statements.

Research and development expenses

We expense research and development costs as incurred. Our research and development expenses consist primarily of costs incurred for the discovery and development of our systemic and tissue targeted immune modulators, and related product candidates and include consultants to conduct preclinical and non-clinical studies, costs to acquire, develop and manufacture supplies for clinical trials and other studies, expenses incurred under agreements with contract manufacturing organizations, or CMOs, contract research organizations, or CROs, investigative sites, consultants to conduct clinical trials and salaries and related costs, including equity-based compensation, depreciation and other allocated facility-related and overhead expenses.

Accrued research and development costs

We record accruals for estimated costs of preclinical and clinical studies and manufacturing development. A portion of our clinical and manufacturing development activities are conducted by third-party service providers, including CROs and CMOs. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. We accrue the costs incurred under the agreements based on an estimate of actual work completed in accordance with the agreements. In the event we make advance payments for goods or services that will be used or rendered for future research and development activities, the payments are deferred and capitalized as a prepaid expense and recognized as expense as the goods are received or the related services are rendered. Such payments are evaluated for current or long-term classification based on when they are expected to be realized. If we do not identify costs that have begun to be incurred or if we underestimate or overestimate the level of services performed or the costs of these services, actual expenses could differ from our estimates. To date, we have not experienced significant changes in its estimates of preclinical studies, clinical trial and contract manufacturing accruals.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

Redeemable convertible preferred shares

We classify redeemable convertible preferred shares as temporary equity outside of members’ deficit on our accompanying consolidated balance sheets due to certain redemption events that are not within our control. In the event of a deemed liquidation event, the proceeds from the event are distributed in accordance with liquidation preferences (Note 9). As a result of becoming redeemable due to the passage of time, we record changes in the redemption value and accrete the redeemable convertible preferred shares immediately to redemption value as they occur using the current redemption method. These increases are effected through charges against retained earnings, if any. In the absence of retained earnings, the accretion is charged to the accumulated deficit. The accretion is added to net loss to arrive at the net loss attributable to common shareholders in the calculation of loss per common share.

Revenue recognition

As of December 31, 2020 and 2019, all of our revenue is generated from our October 2019 license and collaboration agreement with Astellas directed toward the research, development and commercialization of locally acting immunomodulators for autoimmune diseases of the pancreas, or the Astellas Agreement. The Astellas Agreement is within the scope of ASC 606, Revenue from Contracts with Customers.

Under ASC 606, an entity recognizes revenue when or as its customer obtains control of distinct promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services it transfers to the customer.

Our customer arrangements primarily consist of a license, or an option to license, rights to our intellectual property and research and developments services. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of potential payments and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Development and regulatory milestone payments are assessed under the most likely amount method and not constrained if it is probable that a significant revenue reversal will not occur. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment. To date, we have not recognized any consideration related to the achievement of development, regulatory, or commercial milestone revenue resulting from the Astellas Agreement.

For revenue related to sales-based royalties received from licensees, including milestone payments based on the level of sales, where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any consideration related to sales-based royalty revenue resulting from the Astellas Agreement.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

We allocate the transaction price based on the estimated stand-alone selling price of each of the performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in a contract with a customer. We utilize key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, we may reference comparable transactions, clinical trial success probabilities, and develop estimates of option exercise likelihood. Any variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts we would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

To the extent we receive payments, including non-refundable payments, in excess of the recognized revenue, such excess is recorded as deferred revenue until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

Incentive shares

Prior to the IPO, we granted incentive shares to employees and non-employees, which generally vest over a four-year period. The incentive shares represented a separate substantive class of equity with defined rights within the LLC Operating Agreement. The incentive shares represented profits interests in us, which was an interest in the increase in the value of us over the Floor Amount, as defined in the LLC Operating Agreement and as determined at the time of grant. The holder, therefore, had the right to participate in distributions of profits only in excess of the Floor Amount. The Floor Amount was based on the valuation of our common shares on or around the grant date.

We accounted for incentive shares granted in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). In accordance with ASC 718, compensation expense was measured at the estimated fair value of the incentive shares and was included as compensation expense over the vesting period during which an employee provides service in exchange for the award.

Equity-based compensation

We measure all stock options, incentive shares and other share-based awards granted based on the fair value on the date of the grant and recognize compensation expense with respect to those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we have issued stock options, incentive shares and restricted common share awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We recognize forfeitures related to equity-based compensation awards as they occur and reverse any previously recognized compensation cost associated with forfeited awards in the period the forfeiture occurs.

We classify equity-based compensation expense in our consolidated statement of operations in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

The fair value of each equity award grant is estimated on the date of grant using the Black-Scholes option-pricing model, or Black-Scholes. The grant date fair value of our equity awards utilized in Black-Scholes is determined by our board of directors with the assistance of management. The grant date fair value of our common shares is determined using valuation methodologies which utilizes certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability. In determining the fair value of our common shares, the methodologies used to estimate our enterprise value were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

We measure employee and board of director equity-based compensation for stock option and restricted stock grants based on the grant date fair value of the equity awards.  Equity-based compensation expense is recognized over the requisite service period of the awards. For equity awards that have a performance condition, we recognize compensation expense based on our assessment of the probability that the performance condition will be achieved.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

Income taxes

Pandion Therapeutics Holdco LLC was taxed under the provisions of Subchapter K—Partners and Partnerships of the Internal Revenue Code. Under those provisions, Pandion Therapeutics Holdco LLC did not pay federal or state corporate income taxes on its taxable income. Instead, each member includes net operating income or loss for Pandion Therapeutics Holdco LLC on its individual return.

Pandion Therapeutics, Inc., Pandion Operations, Inc., Pandion ProgramCo1, Inc. and Pandion Securities Corp. use the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

We assess the likelihood of deferred tax assets being realized. We provide a valuation allowance when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.

We file U.S. federal and state income tax returns. Our tax positions are subject to audit. Financial statement effects of uncertain tax positions are recognized when it is more likely than not, based on the technical merits of the position, that it will be sustained upon examination. We evaluate uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. To date, we have not been subject to any interest and penalties.

Net loss per share

We calculate basic and diluted net loss per share in conformity with the two-class method required for participating securities. Under the two-class method, basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include performance shares, warrants for common and redeemable convertible preferred shares and redeemable convertible preferred shares. The dilutive effect of performance shares and warrant for common or redeemable convertible preferred shares is computed using the treasury stock method and the dilutive effect of redeemable convertible preferred shares is calculated using the if-converted method. For all periods presented, diluted net loss per share is the same as basic net loss per share since the effect of including potential common shares is anti-dilutive.

Segments

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker, or CODM, in making decisions regarding resource allocation and assessing performance. Our CODM is our chief executive officer and we manage our operations as a single segment for the purposes of assessing performance and making operating decisions. Our singular concentration is focused on the development of therapeutics for autoimmune and inflammatory diseases.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss as well as other changes in stockholders’/members’ equity (deficit) that result from transactions and economic events other than those with holders/members. There was no difference between net loss and comprehensive loss for the years ended December 31, 2020 and 2019.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

Recently adopted accounting pronouncements

Effective January 1, 2020, we adopted ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The impact of adopting ASU 2018-13 was immaterial on our consolidated financial statements.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related to all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. In June 2020, FASB issued ASU 2020-05 Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities that amended the effective date for ASU 2016-02 for us to the annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. We are currently assessing the impact of adopting ASU 2016-02 on our consolidated financial statements and related disclosures.

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

The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets—money market funds	$219,374	$219,374	$—	$—
Total financial assets measured at fair value	$219,374	$219,374	$—	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets—money market funds	$3,517	$3,517	$—	$—
Total financial assets measured at fair value	$3,517	$3,517	$—	$—
Liabilities—JDRF Note	$1,900	$—	$—	$1,900
Total financial liabilities measured at fair value	$1,900	$—	$—	$1,900

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

The following table presents a roll-forward of the fair value of the convertible notes payable for which fair value is determined by Level 3 inputs (in thousands):

	2020	2019
Balance at beginning of the year	$1,900	$2,010
Fair value adjustment to convertible note	(89)	(110)
Conversion of convertible note into Series A prime redeemable convertible preferred shares	(1,811)	—
Initial fair value of SAFE	6,000	—
Settlement of SAFE	(6,000)	—
Balance at end of the year	$—	$1,900

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

The fair value of the SAFE on issuance was determined to be equal to the proceeds of $6.0 million that we received from the sale of the SAFE. Fair value of the SAFE on conversion into common stock (Note 9) was determined to be equal to the fair value of the 333,333 shares of common stock issued upon conversion of the SAFE.

In December 2018, we entered into an agreement for the sale of up to $4.0 million of convertible notes with the Juvenile Diabetes Research Foundation, or JDRF, T1D Fund, or JDRF Note, of which $2.0 million was initially sold. We have elected to account for the JDRF Note at fair value. We determine fair value of the JDRF Note using a scenario-based valuation method and a Monte Carlo simulation model with inputs based on certain subjective assumptions, including (a) expected stock price volatility, (b) calculation of a forecast horizon, (c) a risk-free interest rate, and (d) a discount rate. This approach results in the classification of these securities as Level 3 of the fair value hierarchy. The assumptions utilized to value the JDRF Note obligation as of December 31, 2019 were (a) expected stock price volatility of 90%; (b) a forecast horizon of 1.9 years: (c) a risk-free interest rate of 1.6%; and (d) a discount rate of 14.8%. For the year ended December 31, 2019, we recognized a $110,000 gain in the consolidated statements of operations as fair value adjustments on convertible note with respect to changes to the fair value of the JDRF Note during the year.

In February 2020, the outstanding principal and accrued interest under the JDRF Note automatically converted at a price of $2.294 per share into 948,225 Series A prime redeemable convertible preferred shares. The final fair value adjustment to the JDRF Note in the year ended December 31, 2020 was determined to be equal to the fair value of the Series A prime redeemable convertible preferred shares into which the JDRF Note was converted. We determine the fair value of our Series A prime redeemable convertible preferred shares using a probability-weighted hybrid method combining (i) an option pricing model, or OPM, and (ii) an IPO scenario with reference to guideline IPOs in the biotechnology sector. For purposes of the OPM the key inputs include an 80.3% volatility rate, a 1.6-year estimated term, a risk-free rate of 0.3% and dividends of zero. For our IPO scenario, the key inputs include a weighted average cost of capital of 25% and a 0.8-year term to a liquidity event. For the year ended December 31, 2020, we recognized a $89,000 gain in the consolidated statements of operations as fair value adjustments on convertible note with respect to changes to the fair value of the JDRF Note.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2020 or 2019.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following (in thousands):

	2020	2019
Loss recovery receivable	$—	$1,875
Contract research	620	487
Insurance	1,603	—
Tax receivable	358	334
Other	517	264
Total prepaid expenses and other current assets	$3,098	$2,960

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

In October 2019, several batches of our drug substance were inadvertently disposed of by a vendor resulting in a loss of approximately $1.9 million for the year ended December 31, 2019. During the first quarter of 2020, we entered into a settlement agreement to recover the full cost of replacing the drug substance, resulting in a loss recovery receivable being recorded at December 31, 2019.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consist of the following (in thousands):

	2020	2019
Laboratory equipment	$3,716	$1,391
Office equipment	121	—
Leasehold improvements	385	—
Construction in progress	39	—
Less: accumulated depreciation	(838)	(337)
Property and equipment, net	$3,423	$1,054

Depreciation expense was $512,000 and $242,000 for the years ended December 31, 2020 and 2019, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	2020	2019
Employee compensation costs	$1,728	$915
Research and development costs	748	275
Professional costs	455	243
Other	351	22
Total accrued expenses and other current liabilities	$3,282	$1,455

7.	LONG-TERM DEBT

JDRF convertible note

The JDRF Note accrued interest at 7% per year and was scheduled to mature on the third anniversary of each closing. The first closing of $2.0 million took place on the execution date of the JDRF Notes and had a maturity date of December 4, 2021.

A second closing of $2.0 million of additional JDRF Notes was subject to the achievement of certain preclinical milestones. However, as a result of our Series B redeemable convertible preferred share financing in March 2020 (Note 9), we were required to issue and sell our redeemable convertible preferred shares in lieu of the issuance of the second JDRF Note.

Upon issuance, we elected the fair value option to account for the JDRF Note. As of December 31, 2019, the fair value of the JDRF Note was $1.9 million. We recognized a $0.1 gain in our consolidated statements of operations as fair value adjustments on convertible note with respect to changes to the fair value of the JDRF Note for each of the years ended December 31, 2020 and 2019.

In February 2020, the outstanding principal and accrued interest under the JDRF Note automatically converted at a price of $2.294 per share into 948,225 Series A prime redeemable convertible preferred shares.

Term loan

In November 2019, we entered into a secured term loan facility in the amount of $10.0 million, or Term Loan Facility, with an initial advance of $2.0 million. A second advance of $4.0 million was available to be drawn prior to June 30, 2020 and a third advance of $4.0 million was available to be drawn based upon the achievement of certain events prior to June 30, 2020. The loans under the Term Loan Facility bore interest at the greater of (i) the prime rate less 1% and (ii) 4.25%. In response to the financial impact of the COVID-19 pandemic, in April 2020 the lender extended monthly interest-only payments on the outstanding term loan through November 2021 and the final maturity date on the term loan to May 2024. We were required to pay a $85,000 final payment fee in connection with the Term Loan Facility that was amortized to interest expense over the term

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

of the agreement. The Term Loan Facility was collateralized by a first priority perfected security interest in all of our tangible and intangible property, with the exception of our intellectual property. Interest expense under the outstanding term loan was $50,000 and $12,000 for the years ended December 31, 2020 and 2019.

Debt issuance costs of $100,000 were recognized in recording the Term Loan Facility and were amortized to interest expense over the term of the agreement. There were approximately $94,000 of unamortized debt issuance costs at December 31, 2019. Approximately $98,000 and $6,000 related to the amortization of the debt issuance costs on the Term Loan was charged to interest expense during the years ended December 31, 2020 and 2019.

In connection with the Term Loan Facility, we issued a warrant to the lender to purchase an aggregate of 55,976 Series A redeemable convertible preferred shares at $1.147 per share. The warrant may be exercised by the holder at any time in whole or in part and will expire in November 2029. At the date of issuance, the fair value of the warrant was determined to be $49,000 utilizing Black-Scholes with the following assumptions: expected term of ten years, risk-free rate of 1.94%, volatility of 70.1% and a dividend yield of zero. The proceeds of the Term Loan were allocated between the Term Loan and the warrants on a relative fair value basis, resulting in a debt discount. The debt discount is being amortized as interest expense over the life of the Term Loan using the effective interest method. For the years ended December 31, 2020 and 2019, we recognized approximately $126,000 and $8,000 of interest expense related to the amortization of the debt discount on the Term Loan.

In July 2020, we repaid the $2.0 million of principal outstanding under the Term Loan and a prepayment fee of $60,000. In connection with such repayment, the facility was terminated pursuant to its terms. We have no further payment obligations under the Term Loan and no amounts under the secured term loan facility are available for borrowing.

8.	COMMITMENTS AND CONTINGENCIES

Operating lease

  At the beginning of 2020, we had leased facilities in Cambridge, Massachusetts under an operating lease that was terminated in April 2020. In February 2020, we vacated the Cambridge, Massachusetts facility and entered into a lease for laboratory and office facilities in Watertown, Massachusetts that expires in March 2026 with a three-year renewal option and opened a secured letter of credit with a third-party financial institution in lieu of a security deposit for $0.5 million. Base rent for this lease is approximately $1.5 million annually with annual escalations of 3%.

Rent expense for the years ended December 31, 2020 and 2019 was $1.8 million and $1.0 million, respectively.

With the subsequent Watertown, Massachusetts facility lease, our minimum obligations under non-cancelable operating leases are as follows (in thousands):

For the Years Ending December 31,
2021	$1,595
2022	1,643
2023	1,692
2024	1,743
Thereafter	2,144
Total future minimum lease payments	$8,817

Licensing Commitments

In October 2017, we entered into an antibody library subscription agreement and an antibody discovery services agreement with Distributed Bio, Inc. whereby we obtained a non-exclusive license to use an antibody library and certain software to conduct research and development related to the discovery of antibodies against biological targets of interest to us. Under the agreements, we pay subscription and other fees to Distributed Bio, Inc. and we are also required to make milestone payments to Distributed Bio, Inc. upon achievement of certain clinical and regulatory milestones. We may be required to pay up to $4.3 million in clinical milestones and $12.0 million in regulatory milestones for each antibody product. No milestones have been met as of December 31, 2020. We recorded research and development expense related to these agreements of $0.6 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

Beginning in 2020, we ceased subscribing to the Distributed Bio antibody library, and as a result are no longer obligated to pay subscription fees under such agreement. We continue to engage Distributed Bio for antibody discovery services pursuant to the Distributed Bio MSA and we pay for such services on a service-by-service basis.

Legal proceedings

We are not currently a party to any material legal proceedings. At each reporting date, we evaluate whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense the costs related to its legal proceedings as incurred.

Indemnification agreements

As permitted under Delaware law, we indemnify our officers, directors and employees for certain events or occurrences while the officer or director or employee is, or was, serving at our request in such capacity. The term of the indemnification is for the officer’s, director’s or employee’s lifetime. Further, in the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, we have not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of December 31, 2020, we were not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible; therefore, no related reserves were established.

9.	REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHARES

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

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

The following table summarizes outstanding redeemable convertible preferred shares (in thousands, except share and per share amounts):

	Series A		Series A prime		Series B		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2019	—	$—	—	$—	—	$—	—	$—
Restructuring	19,831,103	24,977	—	—	—	—	19,831,103	24,977
Issuance of Series A Preferred Shares, net of issuance costs of $34	15,693,109	17,966	—	—	—	—	15,693,109	17,966
Accretion of redeemable convertible preferred shares to redemption value	—	3,975	—	—	—	—	—	3,975
Issuance of common share warrant to lender	—	49	—	—	—	—	—	49
Balance, December 31, 2019	35,524,212	$46,967	—	$—	—	$—	35,524,212	$46,967
Issuance of Series A Preferred Shares, net of issuance costs of $20	15,693,109	17,980	—	—	—	—	15,693,109	17,980
Issuance of Series A Prime Preferred Shares, on conversion of JDRF note	—	—	948,225	1,811	—	—	948,225	1,811
Issuance of Series B Preferred Shares, net of issuance costs of $407	—	—	—	—	39,275,790	81,593	39,275,790	81,593
Accretion of redeemable convertible preferred shares to redemption value	—	2,932	—	56	—	1,921	—	4,909
Conversion of redeemable convertible preferred shares into common stock	(51,217,321)	(67,879)	(948,225)	(1,867)	(39,275,790)	(83,514)	(91,441,336)	(153,260)
Balance, December 31, 2020	—	$—	—	$—	—	$—	—	$—

Issuances of redeemable convertible preferred shares

In January 2019, we issued 15,693,109 Series A redeemable convertible preferred shares at a price of $1.147 per share for gross cash proceeds of $18.0 million. We incurred issuance costs of $34,000.

In February 2020, we issued 15,693,109 Series A redeemable convertible preferred shares at a price of $1.147 per share for gross cash proceeds of $18.0 million. At this closing, the outstanding principal and accrued interest under the JDRF Note automatically converted at a per share price of $2.294 into 948,225 Series A prime redeemable convertible preferred shares.

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

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

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

10.	COMMON SHARES

We had 200,000,000 shares of common stock authorized, of which 29,515,583 were issued and 28,381,893 were outstanding at December 31, 2020.

Restricted common shares

During 2017, we issued 1,429,902 shares of restricted common stock to founders, employees and consultants for aggregate consideration of $1,000. The purchase price of the restricted common stock was the estimated fair value on the grant date. The restricted common stock is subject to vesting over a period of three to four years, and vesting may be accelerated upon a change in control, as defined in the holder agreements. If the holders cease to have a business relationship with us, we may repurchase any unvested shares held by these individuals at their original purchase price. Though legally outstanding, the unvested restricted common stock is not considered outstanding for accounting purposes until the shares vest.

The following table summarizes vesting of restricted common shares:

Number of Shares
Unvested as of January 1, 2019	501,200
Vested	(170,054)
Forfeited	(204,274)
Unvested as of December 31, 2019	126,872
Vested	(94,220)
Conversion from common shares to common stock	(32,652)
Unvested at December 31, 2020	—

Restricted common stock

In the third quarter of 2020, immediately prior to the consummation of the IPO, all outstanding restricted common shares issued by Pandion Therapeutics Holdco LLC were converted into shares of common stock of Pandion Therapeutics, Inc. Additionally, all of our outstanding incentive shares were converted into 1,504,586 shares of common stock, of which 1,368,515 shares were restricted common stock subject to continued vesting.

The following table summarizes vesting of restricted common stock:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2019	—	$—
Conversion from common shares to common stock	32,652	$18.00
Conversion of incentive shares	1,368,515	$18.00
Vested	(263,159)	$18.00
Forfeited	(4,319)	$18.00
Unvested at December 31, 2020	1,133,689	$18.00

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

11.	INCENTIVE SHARES AND EQUITY-BASED COMPENSATION

Incentive Shares

Prior to the Conversion, we granted incentive shares (profits interest awards) to employees, consultants and non-employee members of our Board of Directors. The LLC Operating Agreement of Pandion Therapeutics Holdco LLC initially provided for the grant of up to 1,717,678 incentive shares. In March 2020, the LLC Operating Agreement was amended to authorize the issuance of up to an aggregate of 13,182,678 incentive shares. Each unvested incentive share represented a non-voting equity interest in Pandion Therapeutics Holdco LLC that entitled the holder to a percentage of the profits and appreciation in the equity value of Pandion Therapeutics Holdco LLC arising after the date of grant and after such time as an applicable threshold amount was met.

As part of the Restructuring (Note 1), all of the outstanding stock options and warrants issued under our 2017 Stock Incentive Plan were cancelled and exchanged for incentive shares. On January 1, 2019, we exchanged 195,630 stock options and 14,031 warrants for 209,661 incentive shares with a weighted average fair value of $0.66. We consider this exchange of awards to be a modification with no additional compensation expense. During the year ended December 31, 2019, we granted 737,090 incentive shares with a weighted average fair value of $1.07. As of December 31, 2020, there were no incentive shares available for future grant.

The following table provides a summary of the incentive share activity for the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted- Average Fair Value
Outstanding at January 1, 2019	—	—
Issued	946,751	$1.07
Outstanding at December 31, 2019	946,751	$1.07
Issued	1,417,844	$2.01
Cancelled	(2,364,595)	1.59
Outstanding at December 31, 2020	—	$—

The fair value of incentive shares issued was determined using a Black-Scholes option pricing model with the following assumptions:

	2020	2019
Expected term (years)	2.0	1.2 – 1.4
Risk-free interest rate	0.17%	1.88%
Expected volatility	82.7%–83.7%	71.5%–77.0%
Expected dividend yield	—	—

2020 Stock Incentive Plan

In anticipation of our IPO, in July 2020, our board of directors adopted and our stockholders approved the 2020 Stock Incentive Plan, or the 2020 Plan, which became effective on July 16, 2020. The 2020 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, awards of restricted stock, restricted stock units and other stock-based awards. The number of shares of our common stock reserved for issuance under the 2020 Plan is equal to the sum of: (1) 2,519,375; plus (2) the number of shares (up to 1,504,613) equal to the number of shares of common stock issued in respect of restricted common shares and incentive shares of Pandion Therapeutics Holdco LLC that were subject to vesting immediately prior to the effectiveness of the registration statement for our IPO that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lowest of (i) 6,000,000 shares of our common stock, (ii) 4% of the number of shares of our common stock outstanding on such date and (iii) an amount determined by our board of directors. As of December 31, 2020, we had 1,381,177 share available for issuance under

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

2020 Stock Incentive Plan. On January 1, 2021, an additional 1,180,623 shares became available for issuance under the 2020 Plan pursuant to the automatic increase described above.

We issued 1,143,417 stock options with a weighted average fair value of $11.01 during the year ended December 31, 2020. The following table provides a summary of stock option activity under the 2020 Plan during the year ended December 31, 2020 (in thousands, except share data).

	Number of Options	Weighted- Average Exercise Price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2019	—	$—	—	$—
Granted	1,143,417	$17.48
Cancelled	(900)	$18.00
Outstanding at December 31, 2020	1,142,517	$17.48	9.4	$116
Exercisable at December 31, 2020	51,407	$18.00	8.9	$—

The fair value of incentive shares issued was determined using a Black-Scholes option pricing model with the following assumptions:

2020
Expected Term (years)	3.5 - 6.6
Expected Volatility	65.3% - 77.5%
Risk Free Rate	0.21% - 0.52%
Dividend Yield	- %

2020 Employee Stock Purchase Plan

In July 2020, our board of directors adopted and our stockholders approved the 2020 Employee Stock Purchase Plan, or the ESPP, which became effective on July 16, 2020. A total of 209,948 shares of common stock were reserved for issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing for each fiscal year until, and including, the fiscal year commencing on January 1, 2031, in an amount equal to the lowest of (1) 1,500,000 shares of our common stock, (2) 1% of the number of shares of our common stock outstanding on the first day of such fiscal year and (3) an amount determined by our board of directors. No shares have been issued under the ESPP as of December 31, 2020. On January 1, 2021, an additional 295,156 shares became available for issuance under the ESPP pursuant to the automatic increase described above.

Equity-based compensation

We recorded equity-based compensation expense related to the issuance of incentive shares and stock options of $2.6 million and $0.1 million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $2.9 million of unrecognized compensation cost related to unvested restricted stock that is expected to be recognized over a weighted-average period of approximately 3.2 years. As of December 31, 2020, there was $10.6 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 3.3 years.

Equity-based compensation expense recorded in the accompanying consolidated statements of operations is as follows (in thousands):

	2020	2019
Research and development	$954	$32
General and administrative	1,693	88
Total equity-based compensation expense	$2,647	$120

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

12.	ASTELLAS AGREEMENT

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

Our research and development work with respect to bispecific drug candidates are unique with respect to our proprietary knowledge and know how in the design of bispecific antibodies and coupling bispecific antibodies with effector molecules to modulate immune activity. While capable of being distinct, those research and development activities are not distinct within the context of the Astellas Agreement. The licenses provided to Astellas are not transferable and we believe of limited value without our specific research and development services and thus are not capable of being distinct. While our governance obligations are capable of being distinct, those activities are integrated with our research and development efforts under the Astellas Agreement and are not distinct in the context of the contract. Taken together with our research and development activities, including the governance oversight to those activities, the licenses granted under the Astellas Agreement will enable us to further advance designated licensed compounds into and through clinical development, regulatory approval and ultimately commercialization. Therefore, we believe the licenses bundled together with our research and development services and our governance obligations therein constitute a single distinct performance obligation under the Astellas Agreement for accounting purposes, or Performance Obligation.

Under the Astellas Agreement, we received a non-refundable, upfront payment of $10.0 million in November 2019. As of December 31, 2020, we estimate that we will receive a further $12.6 million of research funding and external cost reimbursement. We have the right to receive, on a licensed compound-by licensed compound basis, potential research and development milestone payments up to an aggregate of $43.0 million for the first Licensed Compound and $38.0 million for subsequent Licensed Compounds and regulatory milestones up to an aggregate of $105.0 million. If any Astellas licensed products are successfully commercialized, we would be eligible to receive, on a licensed compound-by licensed compound basis, up to $150.0 million from potential commercial milestone payments based on the worldwide net sales of all licensed products containing the same licensed compound. We may also receive tiered mid to high single-digit royalty payments on worldwide net sales of any commercial products developed through our work together under the Astellas Agreement. The achievement and timing of the milestones depend on the success of development, approval and sales progress, if any, of commercial products developed through the collaboration in the future.

Provided Astellas designates at least one compound to progress in development under the Astellas Agreement, Astellas may designate up to five further compounds during a period of three years following the expiration of the five year term of the Astellas Agreement for their further evaluation to progress in development. We have no further obligation to Astellas during this period or in the evaluation of any such compounds they may designate, however Astellas may request us to conduct services in connection with their evaluations, however we are not obligated to conduct additional services. We assessed this provision as a potential material right and determined that we have no obligation to provide services (if requested) related to the designated compounds during the additional period and, as such, this provision does not provide Astellas with a material right.

While the contractual term under the Astellas Agreement is five years, based on the research plan and budget agreed to by the joint steering committee established under the Astellas Agreement, we initially estimate our research and development commitments will be completed by the end of 2022. As of December 31, 2020, we estimated a total transaction price of $28.7 million, consisting of the fixed upfront payment and estimated research funding and reimbursement of external costs of $18.7 million presently budgeted under the Astellas Agreement to be incurred through 2022, the effective term of our Performance Obligation to Astellas. Upon execution of the Astellas Agreement and as of December 31, 2020, contingent and variable consideration consisting of milestone payments has been constrained and excluded from the transaction price given the significant uncertainty of achievement of the development and regulatory milestones.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

We have allocated the transaction price entirely to the single, bundled performance obligation. We recorded the $10.0 million up-front payment from Astellas as deferred revenue in November 2019 and will record future invoices under the Astellas Agreement as deferred revenue. We will recognize the estimated total transaction price over the estimated period the research and development services are expected to be provided which, as of December 31, 2020, is through 2022. We believe the Performance Obligation is satisfied over the course of our performance of the research and development activities under the Astellas Agreement and, depicting our performance in satisfaction of the Performance Obligation, we use input method as a measure of progress towards completion of the Performance Obligation according to actual costs incurred compared to estimated total costs to estimate progress toward satisfaction of the Performance Obligation. We will remeasure our progress towards completion of the Performance Obligation at the end of each reporting period. For the years ended December 31, 2020 and 2019, we recognized $8.8 million and $1.0 million of revenue under the Astellas Agreement.

We invoice Astellas under the Astellas agreement quarterly in arrears for the cost of external services, quarterly in advance for our estimated internal services and annually to true-up our advance invoicing for estimated internal services. Invoiced amounts under the Astellas Agreement expected to be recognized as revenue within the 12 months following the balance sheet date are classified as a current portion of deferred revenue in the accompanying consolidated balance sheets. Invoiced amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. As of December 31, 2020, we have no contract assets and short-term and long-term deferred revenues of $3.8 million and $3.8 million, respectively, which is presently estimated to be recognized through 2022. The aggregate amount of the transaction price allocated to the Performance Obligation that remains unsatisfied as of December 31, 2020 is estimated be $18.9 million, of which we expect $8.8 million and $10.1 million to be recognized in 2021 and 2022, respectively.

13.	INCOME TAXES

The Company has not recorded any net tax provision for the periods presented due to the losses incurred and the need for a full valuation allowance against its deferred tax assets.

The reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Years Ended December 31,
	2020	2019
Income tax benefit at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.3	4.0
Research and development tax credits	4.5	5.3
Permanent items	(3.0)	(7.6)
Other	0.0	0.3
Change in valuation allowance	(27.8)	(23.0)
Total	—%	—%

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of our deferred tax assets and liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Deferred tax assets
Federal and state net operating loss carryforwards	$16,172	$8,234
Research and development tax credits	3,829	1,941
Accrued liabilities	482	287
Deferred revenue	2,065	—
Other	364	9
Total deferred tax assets	22,912	10,471
Deferred tax liabilities
Depreciation	$(746)	$(287)
Total deferred tax liabilities	$(746)	$(287)
Less: valuation allowance	(22,166)	(10,184)
Net deferred tax assets	$—	$—

We have incurred net operating losses in each year since inception. We have not reflected the benefit of any such net operating loss carryforwards in the consolidated financial statements. Due to our history of losses, and lack of other positive evidence, we have determined that it is more likely than not that our net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2020 and 2019. We increased our valuation allowance by $12.0 million for the year ended December 31, 2020 in order to maintain a full valuation allowance against all of our deferred tax assets.

As of December 31, 2020, we had federal net operating loss carryforwards, or NOLs, of $60.1 million and federal tax credits of $2.8 million available to offset tax liabilities. Our federal NOLs and federal tax credit carryforwards begin to expire in 2037 and 2038, respectively. Of the federal NOLs, $57.4 million have an infinite life. We also had gross state NOLs of $56.2 million and state tax credits of $1.4 million which are available to offset state tax liabilities. The state NOLs begin to expire in 2037 and the state tax credits begin to expire in 2032.

Federal and state NOLs and tax credit carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. We have not completed an analysis to determine if the NOLs and tax credits are limited due to a change in ownership.

As of December 31, 2020 and 2019, we had not recorded any amounts for unrecognized tax benefits. Our policy is to record interest and penalties related to income taxes as part of our income tax provision. As of December 31, 2020, and 2019 we had not accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in our consolidated statements of operations and comprehensive loss.

We file income tax returns in the United States. Our federal and Massachusetts tax returns are not currently under examination by any taxing authority for any open tax year. Due to NOLs, all years remain open for income tax examination. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

14.	DEFINED CONTRIBUTION PLAN

In September 2017, we established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code, or 401(k) Plan. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. We are not required to make and have not made any contributions to the 401(k) Plan for the years ended December 31, 2020 and 2019.

During the quarter ended December 31, 2020, our Compensation Committee approved us to start making match contributions to employees’ 401(k) effective January 1, 2021.

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

15.	NET LOSS PER SHARE

Net Loss per Share

Basic and diluted net loss per share attributable to common shareholders is calculated as follows (in thousands except share and per share amounts):

	2020	2019
Net loss	$(38,105)	$(21,877)
Change in redemption value of redeemable convertible preferred shares	(4,909)	(3,975)
Net loss attributable to common shareholders – basic and diluted	$(43,014)	$(25,852)
Net loss per common share, basic and diluted	$(3.17)	$(25.00)
Weighted-average number of shares outstanding used in computing net loss per common share, basic and diluted	13,553,460	1,034,261

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive:

	December 31,
	2020	2019
Redeemable convertible preferred shares	—	35,524,212
Options to purchase common stock	1,142,517	—
Incentive shares	—	946,751
Warrants to purchase common stock	10,976	—
Warrants to purchase Series A redeemable convertible preferred shares	—	55,976

16.	RELATED PARTY TRANSACTIONS

We engaged a firm managed by an executive of the company for professional services related to accounting, finance and other administrative functions. For the years ended December 31, 2020 and 2019, the costs incurred under this arrangement totaled $1.0 million and $417,000, respectively, which were recorded as general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2020 and 2019, amounts owed under this arrangement totaled $57,000 and $34,000, respectively, and are included in accounts payable in the accompanying consolidated balance sheets.

We engaged a director of the company to provide advice and services as requested by the board of directors. For the years ended December 31, 2020 and 2019, the costs incurred under this arrangement totaled approximately $69,000 and $163,000, respectively, which were recorded as general and administrative expense in the accompanying consolidated statements of operations. This agreement was terminated in July 2020.

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

17.	SUBSEQUENT EVENTS

On February 24, 2021, the Company entered into an Agreement and Plan of Merger, or Merger Agreement, with Merck Sharp & Dohme Corp., a New Jersey corporation, or Merck, and Panama Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Merck (Merger Sub). Under the terms of the Merger Agreement, Merger Sub will commence a cash tender offer, or the Tender Offer, to acquire all of the issued and outstanding shares of common stock of the Company at a price per share equal to $60, net to the seller of such shares in cash, without interest, subject to any withholding of taxes required by

PANDION THERAPEUTICS INC. (SUCCESSOR TO PANDION THERAPEUTICS HOLDCO LLC)

Notes to the Consolidated Financial Statements

applicable law. Following the completion of the Tender Offer, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Merck, or the Merger. The Merger will be governed by Section 251(h) of the General Corporation Law of the State of Delaware, with no stockholder vote required to consummate the Merger. In the Merger, each outstanding share of the Company’s common stock (other than shares of common stock held by the Company as treasury stock or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $60 per share in cash, without interest, subject to any withholding of taxes required by applicable law. The transaction is expected to close in the first half of 2021.

The consummation of the Merger will be conditioned on (1) at least a majority of the shares of the Company's outstanding common stock having been validly tendered into and not withdrawn from the Tender Offer, (2) receipt of certain regulatory approvals, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (3) the accuracy of certain representations and warranties that the Company made and compliance by the Company with certain covenants contained in the Merger Agreement, subject to qualifications, (4) there not having been a “Company Material Adverse Effect” (as defined in the Merger Agreement) with respect to the Company since the date of the Merger Agreement, and (5) other customary conditions. The Tender Offer and the Merger are not subject to a financing contingency.

The Merger Agreement may be terminated by the Company under certain circumstances, including in connection with an Acquisition Proposal (as defined in the Merger Agreement) that the Company’s Board of Directors determines constitutes a Superior Proposal (as defined in the Merger Agreement). If termination of the Merger Agreement occurs under certain specified circumstances, the Company may be required to pay Merck a termination fee of $65 million. The Company expects expenses will be incurred in connection with the closing of the transaction with Merck.