Form 10-K/A
period 2020-12-31
Pandion Therapeutics, Inc.
filed 2021-03-31
CIK 1807901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s Common Stock. The registrant’s Common Stock began trading on the Nasdaq Global Select Market on July 17, 2020. As of March 8, 2021 the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $614.6 million, based on the closing price of the registrant’s Common Stock on March 8, 2021. The number of shares of Registrant’s Common Stock outstanding as of March 12, 2021 was 29,515,583.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Pandion Therapeutics, Inc. (the “Company”) for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2021 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2020. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2020.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

Merger with and into Merck and Expected Form 15 Filing

On February 24, 2021, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merck Sharp & Dohme Corp., a New Jersey corporation (“Merck”), and Panama Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Merck (“Merger Sub”). Upon consummation of the Merger, Merger Sub will merge with and into the Company, with the Company continuing as a wholly owned subsidiary of Merck (the “Merger”).

Pursuant to the Merger Agreement, each outstanding share of common stock of the Company (the “Shares”) (other than (i) the Shares held in the treasury of the Company or owned by Parent or Purchaser or any of their respective direct or indirect wholly owned subsidiaries immediately prior to the effective time of the Merger (the “Effective Time”) and (ii) Shares as to which appraisal rights have been perfected in accordance with the Delaware General Corporation Law) will be cancelled and converted into the right to receive an amount in cash equal to $60.00, without interest (the “Merger Consideration”), less any applicable tax withholding.

Immediately prior to the Effective Time, all outstanding stock options of the Company, to the extent unvested, will become fully vested, and at the Effective Time, each outstanding stock option of the Company will be cancelled and converted into the right to receive an amount of cash (subject to any applicable withholding or other taxes required by applicable law) determined by multiplying (i) the number of Shares subject to such stock option immediately prior to such cancellation by (ii) the excess, if any, of the Merger Consideration over the exercise price per Share subject to such stock option immediately prior to such cancellation, less any applicable tax withholding.

As a result of the Merger, the Company intends to file a Form 15 with respect to all of its registered classes of securities following the filing of this Amendment to terminate the registration of such securities under Section 12(g) of the Exchange Act and suspend the duty of the Company to file reports under Sections 13 and 15(d) of the Exchange Act. As a result of such termination and suspension, the Company will no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act. Prior to the filing of such Form 15, SEC rules and regulations require the Company to first file this Amendment in order to complete the Company’s Original Filing and be current in its Exchange Act reporting obligations.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age as of March 31, 2021, and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers
Rahul Kakkar, M.D.	46	Chief Executive Officer, Director
Gregg Beloff	52	Interim Chief Financial Officer
Edward Freedman	52	Chief Operating Officer
Vikas Goyal	41	Senior Vice President, Business Development
John Sundy, M.D., Ph.D.	59	Chief Medical Officer
Jo Viney, Ph.D.	55	President and Chief Scientific Officer
Non-Employee Directors
Alan Crane	57	Chairman of the Board of Directors
Daniel Becker, M.D., Ph.D.(2)(3)	46	Director
Jill Carroll(3)	45	Director
Katina Dorton(1)	62	Director
Donald Frail, Ph.D.(1)(2)	62	Director
Christopher Fuglesang, Ph.D.(1)	52	Director
Carlo Rizzuto, Ph.D.(2)(3)	50	Director
Nancy Stagliano, Ph.D.(3)	54	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Executive Officers

Rahul Kakkar, M.D. has served as our chief executive officer since August 2019. Prior to joining us, Dr. Kakkar served as founder, chief medical officer and chief strategy officer at Corvidia Therapeutics from January 2016 until May 2019. Previously, he was director of emerging innovations at AstraZeneca from February 2012 to January 2016. He continues to practice medicine as associate physician at Brigham and Women’s Hospital and is a lecturer in medicine at Harvard Medical School. Dr. Kakkar is dual-trained via the American Board of Internal Medicine Fast Track program in molecular biology and clinical cardiology. He received his B.A. from Tufts University and M.D. from the Tufts University School of Medicine. He is a fellow of the American College of Cardiology. We believe that Dr. Kakkar’s leadership, experience in the life sciences industry and his extensive knowledge of our company based on his current role as our chief executive officer qualify him to serve on our board of directors.

Gregg Beloff has served as our interim chief financial officer since April 2018. Mr. Beloff is a founder and managing director at Danforth Advisors, LLC, a management consulting firm, where he has served since 2011. Mr. Beloff received a B.A. from Middlebury College, a J.D. from the University of Pittsburgh School of Law and an M.B.A. from Carnegie Mellon University.

Edward Freedman has served as our chief operating officer since October 2018. Mr. Freedman has served as the founder and principal of Freedman Advisors LLC since August 2018 through which he provides finance, legal and operational consulting services to a number of companies across multiple industries. He was previously head of business operations at Atlas Venture from February 2018 to August 2018. Prior to Atlas Venture, Mr. Freedman served as the chief financial officer of KSQ Therapeutics, Inc. from February 2016 to February 2018 and served as the chief financial officer of XTuit Pharmaceuticals, Inc. from September 2015 to February 2018. Prior to XTuit, he served as chief financial officer and general counsel of Oasys Water from February 2010 to February 2016. Mr. Freedman received a B.S.B.A. in accounting from Boston University and a J.D. from Boston College Law School.

Vikas Goyal has served as our senior vice president, business development since August 2019. Prior to joining us, Mr. Goyal served as a principal of S.R. One, Limited, or S.R. One, the corporate venture capital arm of GlaxoSmithKline, from 2011 to July 2019. Mr. Goyal was a member of our board of directors from January 2018 to July 2019. Mr. Goyal is a member of the board of directors of Morphic Holding, Inc., a publicly traded biopharmaceuticals company. Mr. Goyal received an M.B.A. in health care management from the Wharton School of the University of Pennsylvania and a B.A. in neurobiology from Harvard University.

John Sundy, M.D., Ph.D. has served as our chief medical officer since May 2020. Prior to joining us, Dr. Sundy served as senior vice president and inflammation therapeutic area head at Gilead Sciences from 2014 until April 2020. He was an associate professor of medicine at Duke University and the Duke-National University of Singapore Graduate Medical School from 2006 until 2014. Dr. Sundy received a B.S. in biology from Bucknell University and an M.D. and Ph.D. from Drexel University School of Medicine.

Jo Viney, Ph.D. is a co-founder of Pandion and has served as our chief scientific officer since April 2017 and our president since July 2019. Prior to joining Pandion, Dr. Viney was a senior vice president, drug discovery from 2015 to 2016 and vice president, immunology research from 2011 to 2015 at Biogen. Prior to Biogen, she worked at Amgen as executive director, inflammation research from 2003 to 2011, and as a director, inflammation research from 2002 to 2003. Dr. Viney has served on the board of directors of Harpoon Therapeutics, Inc., a clinical-stage immunotherapy company, since July 2020. Dr. Viney is a member of Society for Mucosal Immunology and American Society of Immunologists. Dr. Viney received a Ph.D. in immunology from the University of London (St. Bartholomew’s Hospital Medical School) and a BSc. in biophysical science from the University of East London.

Non-Employee Directors

Daniel Becker, M.D., Ph.D. has served on our board of directors since March 2020. Dr. Becker has been a biotechnology principal of Access Industries since August 2019. Dr. Becker served as a principal of New Leaf Ventures from January 2015 to May 2019. From August 2009 to January 2015, Dr. Becker was a principal at the Boston Consulting Group. From 2006 to 2009, Dr. Becker trained clinically in internal medicine and nephrology at Brigham and Women’s Hospital and Massachusetts General Hospital and was a research fellow at Harvard Medical School. Dr. Becker received a B.S. in physiology from the University of Illinois at Urbana-Champaign, a Ph.D. in cellular and molecular biology from the University of Michigan and an M.D. from the University of Michigan Medical School. Dr. Becker served on the board of directors of Principia Biopharma, a public biopharmaceutical company, from January 2017 until its acquisition by Sanofi in September 2020. We believe Dr. Becker’s experience as an investor and board member in the life sciences industry, as well as his experience practicing medicine, qualify him to serve on our board of directors.

Alan Crane founded Pandion and has served as the chairman of our board of directors since our founding in 2016. Mr. Crane is an entrepreneur partner at Polaris Partners where he has been a partner since 2002. He has served as founder and/or has played a significant role as chairman or chief executive officer at Momenta Pharmaceuticals, Cerulean Pharma, Visterra, Navitor Pharmaceuticals, XTuit Pharmaceuticals, Arsia Therapeutics and Dyno Therapeutics. Prior to Polaris, Mr. Crane was senior vice president of global corporate development at Millennium Pharmaceuticals. Mr. Crane has served on the boards of directors of the publicly traded companies Cerulean Pharma Inc., T2 Biosystems, Inc. and Vaccinex, Inc. within the last five years. Mr. Crane received a B.A. in biology, an M.A. in cellular and developmental biology and an M.B.A. from Harvard University. We believe that Mr. Crane’s experience as a venture capital investor in the life sciences industry, his service on the boards of directors of other life sciences companies and his extensive leadership experience qualify him to serve on our board of directors.

Jill Carroll has served on our board of directors since July 2019. Ms. Carroll has been a principal of S.R. One since September 2011. Ms. Carroll received a B.S. in chemistry from Duke University and an M.S. in biochemistry, cellular and molecular biology from Johns Hopkins University. We believe Ms. Carroll’s investment experience in the life sciences industry qualifies her to serve on our board of directors.

Katina Dorton has served on our board of directors since December 2020. Ms. Dorton has been the chief financial officer of Nodthera Ltd. since November 2020. Previously, she served as chief financial officer of Repare Therapeutics Inc. from 2019 to 2020, AVROBIO from 2017 to 2019 and Immatics from 2015 to 2017. Earlier in her career, she served as a managing director in investment banking for Needham & Company from 2007 to 2009 and Morgan Stanley from 1994 to 2006 and as an associate attorney at Sullivan & Cromwell LLP. Ms. Dorton serves on the board of directors for publicly traded companies Fulcrum Therapeutics, Inc. and US Ecology, Inc. She received her J.D. from the University of Virginia School of Law, her M.B.A. from George Washington University and her B.A. from Duke University. We believe Ms. Dorton’s expertise in financial transactions for biotechnology and pharmaceutical companies qualifies her to serve on our board of directors.

Donald Frail, Ph.D. has served on our board of directors since September 2019. Dr. Frail has been the senior vice president, head of research, external science and innovation at Abbvie (formerly known as Allergan) since 2014. Prior to Allergan, he served as the vice president, new opportunities at AstraZeneca and prior to AstraZeneca he was the chief scientific officer of the indications discovery unit at Pfizer. Dr. Frail received a B.S. from SUNY Stony Brook and a Ph.D. in biochemistry from McGill University. We believe Dr. Frail’s discovery, early development and business development experiences in the pharmaceutical industry qualify him to serve on our board of directors.

Christopher Fuglesang, Ph.D. has served on our board of directors since March 2020. Dr. Fuglesang joined Tavistock Group in 2005 as a vice president and was a co-founder of Boxer Capital, LLC where he has been a managing director since 2012. Prior to joining Boxer Capital, Dr. Fuglesang was vice president at Eidogen, a structural proteomics software company, and an attorney at Perkins Coie LLC. Dr. Fuglesang is a member of the board of directors of Civi Biopharma Holdings, Inc. Dr. Fuglesang received a B.S. in chemistry and physics from the University of California at Los Angeles, a Ph.D. in theoretical chemical physics from the University of California at Los Angeles, and a J.D. from Boston University. We believe Dr. Fuglesang’s experience as an investor in the life sciences industry qualifies him to serve on our board of directors.

Carlo Rizzuto, Ph.D. has served on our board of directors since January 2018. Dr. Rizzuto joined Versant Ventures in November 2012 as an operating principal, became a venture partner in 2015 and a partner in 2017. He was previously employed at Novartis Pharmaceuticals, where he was a global program team director from July 2010 to October 2012. Dr. Rizzuto received a Ph.D. in virology from Harvard University and a B.A. in biology from the University of Virginia. We believe Dr. Rizzuto’s experience as an investor in the life sciences industry qualifies him to serve on our board of directors.

Nancy Stagliano, Ph.D. has served on our board of directors since July 2018. Dr. Stagliano has served as chief executive officer of Neuron23, Inc. since November 2019. Prior to Neuron23, Inc., she was founder and chief executive officer of True North Therapeutics, Inc. from August 2013 until its acquisition by Bioverativ in June 2017 and was chief executive officer of iPierian, Inc. from September 2011 until its acquisition by Bristol Meyers Squibb in April 2014. Prior to iPierian, Dr. Stagliano was founder and chief executive officer of CytomX Therapeutics, Inc. Dr. Stagliano received a B.S. in electrical engineering and an M.S. is biomedical engineering from Drexel University and a Ph.D. in neuroscience from the University of Miami, Miller School of Medicine. We believe Dr. Stagliano’s extensive industry and management experience qualifies her to serve on our board of directors.

Board Composition and Election of Directors

Board Composition

Our board of directors currently consists of nine members. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal.

Our certificate of incorporation and bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Our certificate of incorporation and bylaws also provide that our directors may be removed only for cause by the affirmative vote of the holders of 75% of our shares of capital stock present in person or by proxy and entitled to vote, and that any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled only by vote of a majority of our directors then in office.

In accordance with the terms of our certificate of incorporation and bylaws, our board of directors is divided into three classes, class I, class II and class III, with members of each class serving staggered three-year terms. The members of the classes are divided as follows:

•	the class I directors are Alan Crane, Katina Dorton and Rahul Kakkar, and their term will expire at the annual meeting of stockholders to be held in 2021;

•	the class II directors are Jill Carroll, Donald Frail and Carlo Rizzuto, and their term will expire at the annual meeting of stockholders to be held in 2022; and

•	the class III directors are Daniel Becker, Christopher Fuglesang and Nancy Stagliano, and their term will expire at the annual meeting of stockholders to be held in 2023.

Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires.

Lead Independent Director

Our board of directors has appointed Dr. Stagliano to serve as our lead independent director. As lead independent director, Dr. Stagliano presides over periodic meetings of our independent directors, serves as a liaison between our chairman and the independent directors and performs such additional duties as our board of directors may otherwise delegate.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates under a charter that was adopted by our board.

Audit Committee

The members of our audit committee are Katina Dorton, Christopher Fuglesang and Donald Frail. Katina Dorton is the chair of the audit committee. Our audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from that firm;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	overseeing our internal audit function;

•	overseeing our risk assessment and risk management policies;

•	establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our internal auditing staff, if any, our independent registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by Securities and Exchange Commission, or SEC, rules.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Our board of directors has determined that Katina Dorton is an “audit committee financial expert” as defined in applicable SEC rules and that each of the members of our audit committee possesses the financial sophistication required for audit committee members under Nasdaq rules. We believe that the composition of our audit committee meets the requirements for independence under current Nasdaq and SEC rules and regulations.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Code of Ethics and Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is available on our website, www.pandiontx.com. In addition, we will post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code.

ITEM 11. EXECUTIVE COMPENSATION

The following discussion relates to the compensation of Rahul Kakkar, M.D., our chief executive officer, Jo Viney, Ph.D., our president and chief scientific officer, and John Sundy, M.D., Ph.D., our chief medical officer. Dr. Kakkar, Dr. Viney, and Dr. Sundy are collectively referred to herein as our named executive officers.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock awards ($)(2)	Option awards ($)(2)	All other compensation ($)(5)	Total ($)
Rahul Kakkar, M.D.(3)	2020	469,228	244,351		1,142,446	3,967,513	1,557)	5,825,095
Chief Executive Officer	2019	167,942	80,612		—	492,624	—	741,178

Jo Viney, Ph.D.	2020	406,721	206,393		408,134	1,310,162	27,903	2,359,313
President and Chief Scientific Officer	2019	367,801	147,120		—	—	28,093	543,014
John Sundy, M.D., Ph.D.(4)	2020	236,282	189,582	(6)	516,651	1,655,412	17,794	2,615,721
Chief Medical Officer

(1)	Except where noted otherwise, the amounts reported in the “Bonus” column reflect discretionary annual cash bonuses paid to our named executive officers for their performance in 2020 and 2019.
(2)

The amounts reported reflect the aggregate grant date fair value of restricted stock and stock options awarded in 2020 and incentive shares awarded in 2019 computed in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. See Note 11 to our consolidated financial statements appearing in our annual report on Form 10-K, which was originally filed on March 12, 2021, regarding assumptions underlying the valuation of equity awards.

(3)	Dr. Kakkar joined us as our chief executive officer in August 2019.
(4)	Dr. Sundy joined us as our chief medical officer in May 2020.
(5)	Consists of life insurance premiums and commuter reimbursement for Dr. Kakkar and health and life insurance premiums and commuter reimbursement for Drs. Viney and Sundy.
(6)	Consists of a sign on bonus of $70,000 paid to Dr. Sundy upon his hire in May 2020 and $119,892 for annual discretionary bonus paid in 2021.

Narrative to Summary Compensation Table

Base Salary. In 2019, we paid Dr. Kakkar an annualized base salary of $410,000. In March 2020, our board of directors set Dr. Kakkar’s 2020 annual base salary at $419,225, which was increased to $530,000 following our IPO. In February 2021, our board of directors set Dr. Kakkar’s 2021 annual base salary at $550,000. In 2019, we paid Dr. Viney an annualized base salary of $380,000. In January 2020, our board of directors set Dr. Viney’s 2020 annual base salary at $393,300, which was increased to $425,000 following our IPO. In February 2021, our compensation committee set Dr. Viney’s base salary at $440,000. On May 18, 2020, Dr. Sundy became our chief medical officer with an annual base salary of $380,000. In February 2021, our compensation committee set Dr. Sundy’s base salary at $380,000.

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Bonus. Our board of directors may, in its discretion, award bonuses to our named executive officers from time to time. Our employment agreements with our named executive officers provide that they will be eligible for annual performance-based bonuses up to a specified percentage of their salary or target dollar amount, subject to approval by our board of directors. Performance-based bonuses, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve annual goals based on our strategic, financial and operating performance objectives. From time to time, our board of directors has approved discretionary annual cash bonuses to our named executive officers with respect to their prior year performance.

With respect to 2019, our board of directors awarded bonuses of $80,612 and $147,120 to Dr. Kakkar and Dr. Viney, respectively. Dr. Kakkar’s bonus was paid in March 2020 and Dr. Viney’s bonus was paid in February 2020. In February 2021, our board of directors awarded bonuses of $244,351, $206,393 and $119,582 to Dr. Kakkar, Dr. Viney and Dr. Sundy, respectively. The 2021 target bonus amounts, expressed as a percentage of annual base salary, for our named executive officers are 50% for Dr. Kakkar, 40% for Dr. Viney and 40% for Dr. Sundy.

Equity Incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our named executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incents our named executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them in the form of stock options.

During 2019, we granted 456,865 incentive shares to Dr. Kakkar. In May 2020, we granted 394,105, and 100,968 incentive shares to Dr. Kakkar and Dr. Viney respectively. We also granted Dr. Kakkar and Dr. Viney incentive shares which would begin vesting upon the achievement of certain performance conditions. These conditions were met in June 2020, resulting in the grant of 179,153 and 103,826 incentive shares to Dr. Kakkar and Dr. Viney, respectively. In May 2020, we granted 259,246 incentive shares to Dr. Sundy in connection with the commencement of his employment. All incentive shares converted into shares of common stock upon the Conversion as described under “Effects of Conversion” below. In connection with our IPO, we granted options to purchase 348,741, 114,876, and 145,420 shares of our common stock to Dr. Kakkar, Dr. Viney and Dr. Sundy, respectively, each with an exercise price of $18.00 per share. Each award granted to our named executive officers in 2020 is set forth in the table below, giving effect to the conversion of all incentive shares into common stock upon the Conversion:

Name	Grant Date	Restricted stock		Stock Options
Rahul Kakkar, M.D.	9/13/2019	429,684	(1)	—
	5/21/2020	173,038	(2)	—
	5/21/2020	78,660	(3)	—
	7/17/2020	—		18,121	(4)
	7/17/2020	—		221,067	(5)
	7/17/2020	—		100,493	(6)
Jo Viney, Ph.D.	7/17/2020	44,331	(7)	—
	7/17/2020	45,586	(8)	—
	7/17/2020	—		56,637	(9)
	7/17/2020	—		58,239	(10)
John Sundy, M.D., Ph.D.	7/17/2020	113,826	(11)	—
	7/17/2020	—		145,420	(12)

(1)

Consists of an award of pre-IPO incentive shares that were converted into restricted common stock upon the Conversion. 25% of such shares vested on August 5, 2020, with the remainder vesting monthly until August 5, 2023.

(2)

Consists of an award of pre-IPO incentive shares that were converted into restricted common stock upon the Conversion. 25% of the shares are scheduled to vest on May 21, 2021, with the remainder vesting in equal monthly installments thereafter until May 21, 2024.

(3)

Consists of an award of pre-IPO incentive shares that were converted into restricted common stock upon the Conversion. 25% of the shares are scheduled to vest on June 25, 2021 with the remainder vesting in equal monthly installments thereafter until June 25, 2024.

(4)	25% of the shares underlying the award vested on August 5, 2020, with the remainder vesting in equal monthly installments until August 5, 2023.
(5)	25% of the shares underlying the award are scheduled to vest on May 21, 2021, with the remainder vesting in equal monthly installments thereafter until May 21, 2024.
(6)	25% of the shares underlying the award are scheduled to vest on June 25, 2021, with the remainder vesting in equal monthly installments thereafter until June 25, 2024.
(7)

Consists of an award of pre-IPO incentive shares that were converted into restricted common stock upon the Conversion. 25% of the shares are scheduled to vest on May 21, 2021, with the remainder vesting in equal monthly installments thereafter until May 21, 2024.

(8)

Consists of an award of pre-IPO incentive shares that were converted into restricted common stock upon the Conversion. 25% of the shares are scheduled to vest on June 25, 2021 with the remainder vesting in equal monthly installments thereafter until June 25, 2024.

(9)	25% of the shares underlying the award are scheduled to vest on May 21, 2021, with the remainder vesting in equal monthly installments thereafter until May 21, 2024.
(10)	25% of the shares underlying the award are scheduled to vest on June 25, 2021, with the remainder vesting in equal monthly installments thereafter until June 25, 2024.
(11)

Consists of an award of pre-IPO incentive shares that were converted into restricted common stock upon the Conversion. 25% of the shares are scheduled to vest on May 18, 2021, with the remainder vesting in equal monthly installments thereafter until May 18, 2024.

(12)	25% of the shares underlying the award are scheduled to vest on May 18, 2021, with the remainder vesting in equal monthly installments thereafter until May 18, 2024.

In February 2021, we granted options to purchase 221,367, 73,789 and 73,789 shares of our common stock Dr. Kakkar, Dr. Viney and Dr. Sundy, respectively. These options vest in equal quarterly installments over a term of four years from February 8, 2021.

We typically grant incentive share awards at the start of employment to each executive and our other employees. To date, we have not maintained a practice of granting additional equity on an annual basis, but we have retained discretion to provide additional targeted grants in certain circumstances.

Following the closing of our IPO, our employees and executive officers became eligible to receive stock options and other stock-based awards pursuant to our 2020 Stock Incentive Plan, or the 2020 Plan.

All awards of incentive shares, restricted stock or stock options to our named executive officers were made by our board of directors. None of our named executive officers is currently party to an employment agreement that provides for the automatic award of restricted stock or stock options. Prior to our IPO, we granted incentive shares to our named executive officers with time-based vesting, which converted into shares of restricted stock in connection with the Conversion. Our outstanding restricted stock and stock options generally vest as to 25% of the underlying shares on the first anniversary of a specified vesting commencement date and in equal monthly installments over the following 36 months, subject to the holder’s continued service with us.

Outstanding Equity Awards at December 31, 2020

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of shares of stock not vested (#)		Market value of shares not vested ($)(1)
Rahul Kakkar, M.D.	7/17/2020	9,060	18,121	(2)	$18.00	7/17/2030	—		—
	7/17/2020	—	221,067	(3)	$18.00	7/17/2030	—		—
	7/17/2020	—	100,493	(4)	$18.00	7/17/2030	—		—
	7/17/2020	—	—		—	—	538,155	(5)	$7,991,602
Jo Viney, Ph.D.	7/17/2020	—	56,637	(6)	$18.00	7/17/2030	—		—
	7/17/2020	—	58,239	(7)	$18.00	7/17/2030	—		—
	7/17/2020	—	—		—	—	89,917	(8)	$1,335,267
John Sundy, M.D., Ph.D.	7/17/2020	—	145,420	(9)	$18.00	7/17/2030	—		—
	7/17/2020	—	—		—	—	113,826	(10)	$1,690,316

(1)	The market price of our common stock is based on the closing price of our common stock on the Nasdaq Global Select Market on December 31, 2020 of $14.85 per share
(2)	25% of the shares underlying the award vested on August 5, 2020, with the remainder of the shares vesting in equal monthly installments until August 5, 2023.

(3)	25% of the shares underlying the award are scheduled to vest on May 21, 2021, with the remainder vesting in equal monthly installments thereafter until May 21, 2024.
(4)	25% of the shares underlying the award are scheduled to vest on June 25, 2021, with the remainder vesting in equal monthly installments thereafter until June 25, 2024.
(5)

The restricted stock vests as follows: 286,457 shares vest monthly through August 5, 2023; 173,038 shares vest such that 25% vest on May 21, 2021 with the remainder scheduled to vest in equal monthly installments thereafter until May 21, 2024; and 78,660 shares vest such that 25% vest on June 25, 2021, with the remainder scheduled to vest in equal monthly installments thereafter until June 25, 2024.

(6)	25% of the shares underlying the award are scheduled to vest on May 21, 2021, with the remainder vesting in equal monthly installments thereafter until May 21, 2024.
(7)	25% of the shares underlying the award are scheduled to vest on June 25, 2021, with the remainder vesting in equal monthly installments thereafter until June 25, 2024.
(8)

The restricted stock vests as follows: 44,331 shares vest such that 25% vest on May 21, 2021 with the remainder scheduled to vest in equal monthly installments thereafter until May 21, 2024; and 45,586 shares vest such that 25% vest on June 25, 2021 with the remainder scheduled to vest in equal monthly installments thereafter until June 25, 2024.

(9)	25% of the shares underlying the award are scheduled to vest on May 18, 2021, with the remainder vesting in equal monthly installments thereafter until May 18, 2024.
(10)	The restricted stock vests such that 25% vest on May 18, 2021, with the remainder scheduled to vest in equal monthly installments thereafter until May 18, 2024.

Effects of Conversion

Upon the Conversion, all outstanding incentive shares of Pandion LLC converted into shares of common stock. In accordance with the plan of conversion, each outstanding incentive share converted into a number of shares of common stock based upon a conversion price determined by our board immediately prior to the Conversion. To the extent an incentive share award was subject to vesting, the common stock issued upon conversion continues to be subject to the same vesting schedule.

Employee Agreements

We have entered into written employment agreements with each of Dr. Kakkar, Dr. Viney and Dr. Sundy. We refer to Dr. Kakkar’s, Dr. Viney’s and Dr. Sundy’s employment agreements, as amended, collectively as the employee agreements. These agreements set forth the terms of the named executive officers’ compensation, including base salary and annual performance bonus opportunity. In addition, the agreements provide that the named executive officers may participate in any and all benefit programs that we make available to our employees or executives from time to time, provided the executive officer is eligible under (and subject to all provisions of) the plan documents governing those programs. Each named executive officer will also be eligible to receive equity awards at such times and on such terms and conditions as the board of directors may determine.

Pursuant to their employee agreements, each of Dr. Kakkar, Dr. Viney and Dr. Sundy is entitled to an annual base salary of $530,000, $425,000, and $380,000, respectively. See “—Narrative to Summary Compensation Table” for the 2021 annual base salaries approved by our board of directors in February 2021. Each of Dr. Kakkar, Dr. Viney and Dr. Sundy is also eligible to earn an annual performance bonus, with a target bonus amount equal to a specified percentage of such named executive officer’s annual base salary, based upon the board’s assessment of the named executive officer’s performance and our attainment of targeted corporate goals as set by the board of directors in its sole discretion, or as mutually agreed between the named executive officer and the board of directors in the case of Dr. Kakkar. The bonus may be in the form of cash, equity or a combination of cash and equity. Each of Dr. Kakkar, Dr. Viney and Dr. Sundy is eligible for an annual discretionary bonus of up to 50%, 40% and 40% of their base salary, respectively. See “—Narrative to Summary Compensation Table” for the 2020 target bonus percentages approved by our board of directors in February 2021.

Potential Payments upon Termination or Change in Control

The employee agreements and the employment of each of Dr. Kakkar, Dr. Viney and Dr. Sundy may be terminated as follows: (1) upon the death or “disability” (as disability is defined in the applicable employee agreement) of such executive officer; (2) at our election, with or without “cause” (as cause is defined in the applicable employee agreement); and (3) at such named executive officer’s election, with or without “good reason” (as good reason is defined in the applicable employee agreement).

In the event of the termination of Dr. Kakkar’s employment by us without cause, or by him for good reason, prior to or more than 12 months following a “change in control” (as change in control is defined in his employment agreement), Dr. Kakkar is entitled to his base salary that has accrued and to which he is entitled as of the termination date, any unpaid annual bonus for the preceding calendar year that our board of directors has approved but has not yet been paid and other accrued benefits, collectively, the accrued obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his non-competition, non-solicitation, invention and non-disclosure agreements and any similar agreement with us, he is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 12 months and (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not violate the nondiscrimination requirements of applicable law, payment by us for up to 12 months following his termination date of 100% of the premiums for continued health coverage for the same type of coverage in effect at the time of his termination.

In the event of the termination of Dr. Kakkar’s employment by us without cause, or by him for good reason, within 12 months following a change in control, Dr. Kakkar is entitled to the accrued obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his non-competition, non-solicitation, confidential information and assignment of inventions agreement and any similar agreement with us, Dr. Kakkar is entitled to (1) continued payment of his then-current base salary, in accordance with our regular payroll procedures, for a period of 18 months, (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not violate the nondiscrimination requirements of applicable law, payment by us for up to 18 months following his termination date of 100% of the premiums for continued health coverage for the same type of coverage in effect at the time of his termination, (3) a lump sum payment equal to 100% of his target bonus for the year in which his employment is terminated and (4) full vesting acceleration of his then-unvested equity awards that vest solely based on the passage of time, such that his time-based equity awards become fully exercisable and non-forfeitable as of the termination date.

If Dr. Kakkar’s employment is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by Dr. Kakkar without good reason, our obligations under his employment agreement cease immediately, and Dr. Kakkar is only entitled to the accrued obligations.

In the event of the termination of Dr. Viney’s employment by us without cause, or by her for good reason, prior to or more than 12 months following a “change in control” (as change in control is defined in her employment agreement), Dr. Viney is entitled to the accrued obligations. In addition, subject to her execution and nonrevocation of a release of claims in our favor and her continued compliance with her non-competition, non-solicitation, invention and non-disclosure agreements and any similar agreement with us, she is entitled to (1) continued payment of her base salary, in accordance with our regular payroll procedures, for a period of nine months and (2) provided she is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not violate the nondiscrimination requirements of applicable law, payment by us for up to nine months following her termination date of 100% of the premiums for continued health coverage for the same type of coverage in effect at the time of her termination.

In the event of the termination of Dr. Viney’s employment by us without cause, or by her for good reason, within 12 months following a change in control, Dr. Viney is entitled to the accrued obligations. In addition, subject to her execution and nonrevocation of a release of claims in our favor and her continued compliance with her non-competition, non-solicitation, confidential information and assignment of inventions agreement and any similar agreement with us, she is entitled to (1) continued payment of her then-current base salary, in accordance with our regular payroll procedures, for a period of 12 months, (2) provided she is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not violate the nondiscrimination requirements of applicable law, payment by us for up to 12 months following her termination date of 100% of the premiums for continued health coverage for the same type of coverage in effect at the time of her termination, (3) a lump sum payment equal to 100% of her target bonus for the year in which her employment is terminated and (4) full vesting acceleration of her then-unvested equity awards that vest solely based on the passage of time, such that her time-based equity awards become fully exercisable and non-forfeitable as of the termination date.

If Dr. Viney’s employment is terminated for any other reason, including as a result of her death or disability, for cause, or voluntarily by Dr. Viney without good reason, our obligations under her employment agreement cease immediately, and Dr. Viney is only entitled to the accrued obligations.

In the event of the termination of Dr. Sundy’s employment by us without cause, or by him for good reason, prior to or more than 12 months following a “change in control” (as change in control is defined in his employment agreement), Dr. Sundy is entitled to the accrued obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his non-competition, non-solicitation, invention and non-disclosure agreements and any similar agreement with us, he is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of nine months and (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not violate the nondiscrimination requirements of applicable law, payment by us for up to nine months following his termination date of 100% of the premiums for continued health coverage for the same type of coverage in effect at the time of his termination.

In the event of the termination of Dr. Sundy’s employment by us without cause, or by him for good reason, within 12 months following a change in control, Dr. Sundy is entitled to the accrued obligations. In addition, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his non-competition, non-solicitation, confidential information and assignment of inventions agreement and any similar agreement with us, he is entitled to (1) continued payment of his then-current base salary, in accordance with our regular payroll procedures, for a period of 12 months, (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not violate the nondiscrimination requirements of applicable law, payment by us for up to 12 months following his termination date of 100% of the premiums for continued health coverage for the same type of coverage in effect at the time of his termination, (3) a lump sum payment equal to 100% of his target bonus for the year in which his employment is terminated and (4) full vesting acceleration of his then-unvested equity awards that vest solely based on the passage of time, such that his time-based equity awards become fully exercisable and non-forfeitable as of the termination date.

If Dr. Sundy’s employment is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by him without good reason, our obligations under his employment agreement, cease immediately, and Dr. Sundy is only entitled to the accrued obligations.

Employee Non-Competition, Non-Solicitation, Invention and Non-Disclosure Agreements

Each of our named executive officers has entered into standard form agreements with respect to non-competition, non-solicitation, invention and non-disclosure. Under these agreements, each of our named executive officers has agreed not to compete with us during his or her employment and for a period of one year after the termination of his or her employment, not to solicit our employees, consultants, customers, business or prospective customers during his or her employment and for a period of one year after the termination of his or her employment, and to protect our confidential and proprietary information indefinitely. In addition, under these agreements, each named executive officer has agreed that we own all inventions that are developed by such named executive officer during his or her employment with us that (i) are related to our business or our customers or suppliers or any of our products or services being researched, developed, manufactured or sold by us or which may be used with such products or services, (ii) result from tasks assigned to the executive officer by us or (iii) result from the use of our premises or personal property (whether tangible or intangible) owned, leased or contracted for by us.

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees, including our named executive officers. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions and our discretionary match. Employee contributions are held and invested by the plan’s trustee as directed by participants. The 401(k) plan provides us with the discretion to match employee contributions. We began matching employee contributions on January 1, 2021.

Director Compensation

The table below shows all compensation paid to our non-employee directors during the year ended December 31, 2020.

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Alan Crane	68,548	158,796	68,952	(2)	296,296
Jill Carroll	17,823	158,796	—		176,619
Donald Frail, Ph.D.	21,707	211,819	—		233,526
Mitchell Mutz, Ph.D.	16,109	193,648	—		209,757
Carlo Rizzuto, Ph.D.	20,108	158,796	—		178,904
Nancy Stagliano, Ph.D.	33,589	198,692	—		232,281
Daniel Becker, M.D., Ph.D.	22,392	158,796	—		181,188
Christopher Fuglesang, Ph.D.	22,284	158,796	—		181,080

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Katina Dorton	4,032	309,044	—	313,076

(1)

Amounts reflect the aggregate grant date fair value of stock options awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 11 to our consolidated financial statements appearing in our annual report on Form 10-K, which was originally filed on March 12, 2021, regarding assumptions underlying the valuation of equity awards.

(2)

Represents consulting fees paid to Mr. Crane in connection with his consulting arrangement. For further information about our consulting arrangement with Mr. Crane, see “Transactions with Related Persons.”

As of December 31, 2020, the aggregate number of shares of restricted stock and stock options held by our non-employee directors was as follows:

Name	Restricted Stock	Stock Options
Alan Crane	—	13,997
Jill Carroll	—	13,997
Donald Frail, Ph.D.	27,068	18,747
Mitchell Mutz, Ph.D.	—	13,997
Carlo Rizzuto, Ph.D.	—	13,997
Nancy Stagliano, Ph.D.	21,774	17,671
Daniel Becker, M.D., Ph.D.	—	13,997
Christopher Fuglesang, Ph.D.	—	13,997
Katina Dorton	—	27,994

Prior to our initial public offering, we paid cash fees and granted equity awards to certain of our non-employee directors for their service on our board of directors pursuant to a non-employee and non-affiliate director compensation policy. We have historically reimbursed our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Dr. Kakkar, one of our directors who also serves as our chief executive officer, does not receive any additional compensation for his service as a director. Dr. Kakkar is one of our named executive officers and, accordingly, the compensation that we pay to Dr. Kakkar is discussed above under “—Summary Compensation Table” and “—Narrative to Summary Compensation Table.”

In June 2020, our board of directors approved a director compensation program that became effective on July 16, 2020. Under this director compensation program, we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of the board, lead independent director and chairman of each committee receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	Member Annual Fee	Chairman Annual Fee
Board of Directors	$35,000	$150,000
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Nominating and Corporate Governance Committee	$4,000	$8,000

In addition, the lead independent director receives an additional annual fee of $30,000.

We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which he or she serves.

In addition, under our director compensation program, each non-employee director will receive, upon his or her initial election or appointment to our board of directors, an option to purchase 27,944 shares of our common stock under the 2020 Plan. Each of these options will vest as to 2.7778% of the shares of our common stock underlying such option at the end of each successive one-month period following the grant date until the third anniversary of the grant date, subject to the non-employee director’s continued service as a director. Further, on the date of the first board meeting held after each annual meeting of stockholders, each non-employee director that has served on our board of directors for at least six months will receive, under the 2020 Plan, an option to purchase 13,997 shares of our common stock under the 2020 Plan. Each of these options will vest with respect to all of the shares underlying such option on the first anniversary of the grant date or, if earlier, immediately prior to the first annual meeting of stockholders occurring after the grant date, subject to the non-employee director’s continued service as a director. All options issued to our non-employee directors under our director compensation program are issued at exercise prices equal to the fair market value of our common stock on the date of grant and will become exercisable in full upon specified change in control events.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or our compensation committee. None of the members of our compensation committee is, or has ever been, an officer or employee of our company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table contains information about our 2020 Stock Incentive Plan, or the 2020 Plan, and our 2020 Employee Stock Purchase Plan, or the 2020 ESPP, as of December 31, 2020.

	As of December 31, 2020
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	1,142,517	$17.48	1,591,125
Equity compensation plans not approved by security holders	—	—	—
Total	1,142,517	$17.48	1,591,125

(1)	Includes the 2020 Plan and 2020 ESPP.
(2)

As of December 31, 2020, 1,381,177 shares of our common stock were available for issuance under the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan will be increased on each January 1 through January 1, 2030 by the least of (i) 6,000,000 shares, (ii) 4% of the number of shares of our common stock outstanding on the first day of such year or (iii) an amount determined by our board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by us under the 2020 Plan are added back to the shares of common stock available for issuance under the 2020 Plan. On January 1, 2021, the shares under the 2020 Plan were increased by 1,180,623 shares pursuant to the annual increase described above.

(3)

As of December 31, 2020, 209,948 shares of our common stock were reserved for issuance under the 2020 ESPP. The number of shares reserved for issuance under the 2020 ESPP will be increased on each January 1 through January 1, 2030 by the least of (i) 1,500,000 shares, (ii) 1% of the number of shares of our common stock outstanding on the first day of such year or (iii) an amount determined by our board of directors. On January 1, 2021, the shares under the 2020 ESPP were increased by 295,156 shares pursuant to the annual increase described above.

Principal Stockholders

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 28, 2021 by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 29,515,583 shares of our common stock outstanding as of February 28, 2021, including 1,133,689 shares of unvested restricted stock. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of each beneficial owner is c/o Pandion Therapeutics, Inc., 134 Coolidge Avenue, Watertown, MA 02472.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
5% Stockholders
Entities affiliated with Versant Venture Capital(1)	3,754,051	12.7
Entities affiliated with Polaris Partners(2)	3,201,422	10.8
Roche Finance Ltd(3)	3,086,084	10.5
AI Pan LLC(4)	2,827,883	9.6
Entities affiliated with OrbiMed(5)	2,521,765	8.5
GSK Equity Investments, Limited(6)	2,262,301	7.7
Entities affiliated with Boxer Capital(7)	2,131,135	7.2
RA Capital Management, L.P.(8)	1,770,023	6.0
Directors and Named Executive Officers
Rahul Kakkar, M.D.(9)	727,840	2.5
Jo Viney, Ph.D.(10)	504,454	1.7
John Sundy	—	—
Alan Crane(11)	3,625,393	12.3
Daniel Becker, M.D., Ph.D.(12)	2,832,382	9.6
Jill Carroll(13)	2,265,800	7.7
Katina Dorton(14)	3,110	*
Donald Frail, Ph.D.(15)	66,492	*
Christopher Fuglesang, Ph.D.(16)	2,134,634	7.2
Carlo Rizzuto, Ph.D.(17)	3,757,550	12.7
Nancy Stagliano, Ph.D.(18)	80,092	*
All current executive officers and directors as a group (15 persons)(19)	16,300,945	55.1

*	Less than one percent
(1)

Based solely on a Schedule 13G filed by Versant Venture Capital VI, L.P. (“Versant VI”) on July 31, 2020. Consists of (i) 3,176,507 shares of common stock held by Versant VI and (ii) 577,544 shares of common stock held by Versant Vantage I, L.P. (“Versant Vantage”). Versant Ventures VI GP, L.P. (“Versant Ventures VI GP”) is the general partner of Versant VI, and Versant Ventures VI GP-GP, LLC (“Versant Ventures VI GP-GP”) is the general partner of Versant Ventures VI GP. Each of Bradley J. Bolzon, Jerel C. Davis, Kirk G. Nielsen, Clare Ozawa, Robin L. Praeger and Thomas F. Woiwode, as managing members of Versant Ventures VI GP-GP, may be deemed to share voting and dispositive power over the shares held by Versant VI. Versant Vantage I GP, L.P. (“Versant Vantage I GP”) is the general partner of Versant Vantage, and Versant Vantage I GP-GP, LLC (“Versant Vantage I GP-GP”) is the general partner of Versant Vantage I GP. Each of Bradley J. Bolzon, Jerel C. Davis, Clare Ozawa, Robin L. Praeger and Thomas F. Woiwode, as managing members of Versant Vantage I GP-GP, may be deemed to share voting and dispositive power over the shares held by Versant Vantage. Carlo Rizzuto, Ph.D., a member of our board of directors, is a partner at Versant Ventures and has no voting or dispositive power with respect to any of the above referenced shares and disclaims beneficial ownership of such shares except to the extent of his respective pecuniary interest therein. The address of Versant VI and Versant Vantage is One Sansome Street, Suite 3630, San Francisco, CA 94104.

(2)

Based solely on a Schedule 13G filed by Polaris Partners VIII, L.P. on February 12, 2021. Consists of (i) 3,095,669 shares of common stock held by Polaris Partners VIII, L.P. (“PP VIII”) and (ii) 105,753 shares of common stock held by Polaris Partners Entrepreneurs’ Fund VIII, L.P. (“PEF VIII,” and, together with PP VIII, the “PP VIII Entities”). Polaris Partners GP VIII, L.L.C. (“PPG VIII”) is the general partner of each of the PP VIII Entities. PPG VIII may be deemed to have sole voting and dispositive power with respect to the shares owned by each of the PP VIII Entities. David Barrett, Brian Chee, Amir Nashat and Bryce Youngren are the managing members of PPG VIII (collectively, the “Managing Members”) and Alan Crane, the chairman of our board of directors, holds an interest in PPG VIII. Each of the Managing Members and Mr. Crane, in their respective capacities with respect to PPG VIII, may be deemed to share voting and dispositive power with respect to the shares held by each of the PP VIII Entities. The address of each of the PP VIII Entities and PPG VIII is One Marina Park Drive, 10th Floor, Boston, Massachusetts 02210.

(3)

Based solely on a Schedule 13G filed by Roche Finance Ltd on February 16, 2021. Consists of 3,086,084 shares of common stock held by Roche Finance Ltd. Roche Finance Ltd is a wholly owned subsidiary of Roche Holding Ltd, a Swiss publicly held corporation. The address of Roche Finance Ltd is Grenzacherstrasse 122, 4070 Basel, Switzerland.

(4)

Based solely on a Schedule 13D filed by Access Industries Management, LLC (“Access LLC”) on March 4, 2021 Consists of 2,827,883 shares of common stock held by AI Pan LLC. Access LLC is AI Pan LLC’s manager. Len Blavatnik is the manager of Access LLC, and may be deemed to have sole voting and dispositive power over the shares held by AI Pan LLC. Daniel Becker, M.D., Ph.D., a member of our board of directors, is a biotechnology principal of Access Industries, does not have voting or dispositive power over the shares held by AI Pan LLC and disclaims beneficial ownership of the shares held by AI Pan LLC. The address of AI Pan LLC is c/o Access Industries, Inc., 40 West 57th Street, 28th Floor, New York, NY 10019.

(5)

Based solely on a Schedule 13G filed by OrbiMed Advisors LLC (“OrbiMed Advisors”) on July 28, 2020. Consists of (i) 1,040,825 shares of common stock held by OrbiMed Advisors, (ii) 747,414 shares of common stock held by OrbiMed Capital GP VII LLC (“GP VII”), (iii) 440,115 shares of common stock held by OrbiMed Capital LLC (“OrbiMed Capital”) and (iv) 293,411 shares of common stock held by OrbiMed Genesis GP LLC (“OrbiMed Genesis”). GP VII is the general partner of OrbiMed Private Investments VII, LP (“OPI VII”), which holds 747,414 Shares and OrbiMed Genesis is the general partner of OrbiMed Genesis Master Fund, L.P. (“Genesis Master Fund”), which holds 293,411 Shares. OrbiMed Advisors is an investment advisor in accordance with Rule 13d-1(b)(1)(ii)(E) under the Securities Exchange Act of 1934, as amended, and is the managing member of GP VII and OrbiMed Genesis. As a result, OrbiMed Advisors and GP VII share the power to direct the vote and the disposition of the Shares held of record by OPI VII and OrbiMed Advisors and OrbiMed Genesis share the power to direct the vote and the disposition of the Shares held of record by Genesis Master Fund. OrbiMed Advisors exercises this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and Jonathan T. Silverstein. On the basis of these relationships, GP VII and OrbiMed Advisors may be deemed to share beneficial ownership of the Shares held by OPI VII and OrbiMed Genesis and OrbiMed Advisors may be deemed to share beneficial ownership of the Shares held by Genesis Master Fund. OrbiMed Capital, a registered investment adviser under the Investment Advisers Act, acts as the investment advisor to The Biotech Growth Trust PLC (“BIOG”), which holds 440,115 Shares. OrbiMed Capital has discretionary investment management authority with respect to the assets of BIOG, which includes the power to vote and otherwise dispose of securities purchased by BIOG. OrbiMed Capital exercises this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho, and Jonathan T. Silverstein. On the basis of this relationship, OrbiMed Capital may be deemed to have beneficial ownership of the Shares held by BIOG. OrbiMed Advisors, GP VII, and OrbiMed Genesis disclaim beneficial ownership of the Shares held indirectly by OrbiMed Capital, and OrbiMed Capital disclaims beneficial ownership of the Shares held indirectly by OrbiMed Advisors, GP VII, and OrbiMed Genesis. The address of the OrbiMed funds is 601 Lexington Avenue, 54th Floor, New York, NY 10022.

(6)

Based solely on a Schedule 13D filed by GlaxoSmithKline plc on August 4, 2020. Consists of 2,262,301 shares of common stock held by GSK Equity Investments, Limited, formerly known as S.R. One, Limited, an indirect wholly owned subsidiary of GlaxoSmithKline plc. Jill Carroll, a member of our board of directors, acting on behalf of and sharing information with GSK Equity Investments, Limited, disclaims beneficial ownership of the shares held by GSK Equity Investments, Limited, except to the extent of her pecuniary interest therein. The address of GSK Equity Investments, Limited is c/o GlaxoSmithKline, Five Crescent Drive, Mail Code NY0300, Philadelphia, PA 19112.

(7)

Based solely on a Schedule 13D filed by Boxer Capital, LLC (“Boxer Capital”), on July 29, 2020. Consists of (i) 2,107,513 shares of common stock held by Boxer Capital, for which Boxer Capital, Boxer Asset Management Inc. (“Boxer Management”) and Joe Lewis hold shared voting power and shared dispositive power, and (ii) 23,622 shares of common stock held by MVA Investors, LLC (“MVA Investors”), for which MVA Investors and Aaron Davis hold shared voting power and shared dispositive power. Boxer Management is the managing member and majority owner of Boxer Capital. Joe Lewis is the sole indirect beneficial owner of and controls Boxer Management. MVA Investors is the independent, personal investment vehicle of certain employees of Boxer Capital. Aaron Davis is a member of and has voting and dispositive power over securities held by MVA Investors. Christopher Fuglesang, Ph.D., a member of our board of directors, is a managing director at Boxer Capital and disclaims beneficial ownership of the shares held by Boxer Capital and MVA Investors except to the extent of his pecuniary interest therein. The address of Boxer Capital, MVA Investors and Aaron Davis is 11682 El Camino Real, Suite 320, San Diego, CA 92130. The address of Boxer Management and Joe Lewis is Cay House, EP Taylor Drive N7776, Lyford Cay, New Providence, Bahamas.

(8)

Based solely on a Schedule 13G filed by RA Capital Management, L.P. on February 16, 2021. The general partner of RA Capital Management, L.P. is RA Capital Management GP, LLC, of which Peter Kolchinsky and Rajeev Shah are managing members. RA Capital Management, L.P., RA Capital Management GP, LLC, Peter Kolchinsky and Rajeev Shah may be deemed to have voting and investment power over the shares held of record by RA Capital Management, L.P. The address of RA Capital Management, L.P. is 200 Berkeley Street, 18th Floor, Boston MA 02116.

(9)

Consists of (i) 14,000 shares of common stock held by Dr. Kakkar, (ii) 702,515 shares of common stock held by Shah-Kakkar Holdings, LLC and (iii) 11,325 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2021. Shah-Kakkar Holdings, LLC is a holding company for trusts for which Dr. Kakkar and family members of Dr. Kakkar are beneficiaries. Dr. Kakkar is the manager of Shah-Kakkar Holdings, LLC.

(10)	Consists of (i) 503,254 shares of common stock held by Dr. Viney and (ii) 1,200 shares of common stock held by Dr. Viney’s husband.
(11)

Consists of (i) the shares described in note (2) above, (ii) 84,158 shares of common stock held by Mr. Crane, (iii) 336,314 shares of common stock held by The Crane Family Irrevocable Trust – 2002, for which family members of Mr. Crane are beneficiaries and (iv) 3,499 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2021.

(12)

Consists of (i) the shares described in note (4) above, (ii) 1,000 shares of common stock held by Dr. Becker and (iii) 3,499 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2021.

(13)	Consists of (i) the shares described in note (6) above and (ii) 3,499 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2021.
(14)	Consists of 3,110 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2021.
(15)	Consists of 61,113 shares of common stock held by Dr. Frail and (ii) 5,379 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2021.
(16)	Consists of (i) the shares described in note (7) above and (ii) 3,499 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2021.
(17)	Consists of (i) the shares described in note (1) above and (ii) 3,499 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2021.
(18)

Consists of (i) 1,000 shares of common stock held by Dr. Stagliano, (ii) 73,067 shares of common stock held by The Nancy E. Stagliano Trust and (iii) 6,025 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2021. The Nancy E. Stagliano Trust is a trust for which family members of Dr. Stagliano are beneficiaries. Dr. Stagliano is the trustee of The Nancy E. Stagliano Trust.

(19)	Consists of (i) 16,280,408 shares of common stock and (ii) 53,160 shares of common stock issuable upon the exercise of stock options within 60 days of February 28, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Since January 1, 2019, we have engaged in the following transactions in which the amounts involved exceeded $120,000 and any of our directors, executive officers or holders of more than 5% of our voting securities, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Series A Preferred Share Financing

In January 2019, we issued and sold an aggregate of 15,693,109 Series A preferred shares at a price per share of $1.147 in cash, for an aggregate purchase price of $18.0 million. In February 2020, we issued and sold an aggregate of 15,693,109 Series A preferred shares at a price per share of $1.147 in cash, for an aggregate purchase price of $18.0 million. The following table sets forth the aggregate numbers of Series A preferred shares that we issued and sold to our 5% stockholders and their affiliates in these transactions and the aggregate amount of consideration for such shares:

Purchaser(1)	Series A Preferred Shares at 2019 Closing	Cash Purchase Price	Series A Preferred Shares at 2020 Closing	Cash Purchase Price
Polaris Partners VIII, L.P.(2)	4,425,595	$5,076,147	4,425,595	$5,076,147
Versant Venture Capital VI, L.P.(3)	4,349,327	4,988,678	4,349,327	4,988,678
Roche Finance Ltd(4)	3,953,934	4,535,162	3,953,934	4,535,162
S.R. One, Limited(5)	2,615,518	2,999,999	2,615,518	2,999,999

(1)	See “Principal Stockholders” for additional information about shares held by these entities.
(2)	Alan Crane, the chairman of our board of directors, is a partner of Polaris Partners.
(3)	Carlo Rizzuto, a member of our board of directors, is a partner of Versant Venture Capital.
(4)	Mitchell Mutz was a member of our board of directors and a senior investment director at Roche Finance Ltd. at the time of the transaction.
(5)	Jill Carroll, a member of our board of directors, is a principal of S.R. One, Limited.

Series B Preferred Share Financing

In March 2020, we issued and sold an aggregate of 19,158,922 Series B preferred shares at a price per share of $2.0878 in cash, for an aggregate purchase price of $40.0 million. In June 2020, we issued and sold an aggregate of 19,158,922 Series B preferred shares in an additional closing of our Series B preferred shares at the same price per share as at the first closing for an aggregate purchase price of $40.0 million. The following table sets forth the aggregate numbers of our Series B preferred shares that we sold to our 5% stockholders and their affiliates in the first and second closings and the aggregate amount of consideration for such shares:

Purchaser(1)	Number of Series B Preferred Shares Issued in First Closing	Cash Purchase Price	Number of Series B Preferred Shares Issued in Second Closing	Cash Purchase Price
AI Pan LLC(2)	4,789,731	$10,000,000	4,789,731	$10,000,000
Entities affiliated with Boxer Capital(3)	3,592,298	7,500,000	3,592,298	7,500,000
Entities affiliated with Versant Venture Capital(4)	1,495,394	3,122,084	1,495,394	3,122,084
Roche Finance Ltd(5)	1,207,049	2,520,077	1,207,049	2,520,077
S.R. One, Limited(6)	888,490	1,854,989	888,490	1,854,989
Entities affiliated with Polaris Partners(7)	718,460	1,500,001	718,460	1,500,001

(1)	See “Principal Stockholders” for additional information about shares held by these entities.
(2)	Daniel Becker, a member of our board of directors, is a biotechnology principal of Access Industries.
(3)	Christopher Fuglesang, a member of our board of directors, is a managing director of Boxer Capital, LLC.
(4)	Carlo Rizzuto, a member of our board of directors, is a partner of Versant Venture Capital.

(5)	Mitchell Mutz was a member of our board of directors and a senior investment director at Roche Finance Ltd. at the time of the transaction.
(6)	Jill Carroll, a member of our board of directors, is a principal of S.R. One, Limited.
(7)	Alan Crane, the chairman of our board of directors, is a partner of Polaris Partners.

The following table sets forth the aggregate numbers of our Series B preferred shares that we sold to our executive officers in excess of $120,000 in the first and second closings and the aggregate amount of consideration for such shares:

Purchaser	Number of Series B Preferred Shares Issued in First Closing	Cash Purchase Price	Number of Series B Preferred Shares Issued in Second Closing	Cash Purchase Price
Rahul Kakkar	53,884	$112,499	53,884	$112,499
Jo Viney	53,884	112,499	53,884	112,499

The following table sets forth the aggregate numbers of our Series B preferred shares that we sold to our non-employee directors in excess of $120,000 in the first and second closings and the aggregate amount of consideration for such shares:

Purchaser	Number of Series B Preferred Shares Issued in First Closing	Cash Purchase Price	Number of Series B Preferred Shares Issued in Second Closing	Cash Purchase Price
Alan Crane	53,884	$112,499	53,884	$112,499
Donald Frail	29,936	62,500	29,936	62,500

Simple Agreement for Future Equity

In June 2020, we entered into a simple agreement for future equity, or SAFE, with Versant Vantage I, L.P., or Versant, which is affiliated with Versant Venture Capital, pursuant to which we issued rights to Versant to receive shares of our capital stock for an aggregate purchase price of $6,000,000, or the Purchase Amount. Pursuant to the terms of the SAFE, upon the closing of the initial public offering, the rights converted into a number of shares of our common stock equal to the Purchase Amount divided by the initial public offering price per share of common stock sold in the initial public offering. Based on our initial public offering price of $18.00 per share, the rights under the SAFE converted into 333,333 shares of our common stock.

Participation in Initial Public Offering

In July 2020, we completed our initial public offering in which we issued and sold an aggregate of 7,500,000 shares of our common stock at a price to the public of $18.00 per share. Certain of our directors, officers and 5% stockholders and their affiliates purchased an aggregate of 1,210,805 shares of our common stock in the initial public offering for an aggregate purchase price of $21,794,490. Each of those purchases was made through the underwriters at the initial public offering price. The following table sets forth the number of shares of our common stock purchased by certain of our directors, officers and 5% stockholders and their affiliates and the aggregate purchase price paid for such shares.

Name	Shares of Common Stock Purchased	Aggregate Purchase Price
Entities affiliated with Boxer Capital(1)	722,222	$12,999,996
S.R. One, Limited(2)	361,111	$6,499,998
Entities affiliated with Polaris Partners(3)	36,111	$649,998
Roche Finance Ltd.(4)	36,111	$649,998
Alan Crane(5)	14,000	$252,000
Donald Frail, Ph.D.(5)	10,000	$180,000
Mitchell Mutz, Ph.D.(5)(6)	10,000	$180,000
Rahul Kakkar, M.D. (5)	14,000	$252,000

(1)	Christopher Fuglesang, a member of our board of directors, is a managing director of Boxer Capital, LLC.
(2)	Jill Carroll, a member of our board of directors, is a principal of S.R. One, Limited.

(3)

Consists of 34,863 shares purchased by Polaris Partners VIII, L.P. and 1,248 shares purchased by Polaris Entrepreneurs’ Fund VIII, L.P. Alan Crane, the chairman of our board of directors, is a partner of Polaris Partners.

(4)	Mitchell Mutz was a member of our board of directors and a senior investment director at Roche Finance Ltd. at the time of the transaction.
(5)	Represents shares purchased through a directed share program in connection with the initial public offering.
(6)	Consists of shares purchased by Dr. Mutz’s wife.

Danforth Advisors, LLC

In April 2018, we engaged Danforth Advisors, LLC, or Danforth, a consulting firm specializing in providing financial and strategic support to life sciences companies and a controlled affiliate of Gregg Beloff, our interim chief financial officer. Pursuant to a consulting agreement, as amended, effective April 2018, we paid professional fees to Danforth of $417,000 and $1.0 million in 2019 and 2020, respectively.

Consulting Arrangement with Alan Crane

We are party to an arrangement with Alan Crane, one of our co-founders and the chairman of our board of directors, pursuant to which we compensate him for consulting services. In March 2017, we entered into a consulting agreement with Mr. Crane for the provision of consulting, advisory and related services. Pursuant to this arrangement, we paid Mr. Crane $162,500 in 2019. The consulting agreement also provided that Mr. Crane was entitled to the grant of a restricted stock award to purchase 390,238 shares of common stock at a purchase price of $0.0001 per share, which shares of restricted stock were granted in April 2017. In connection with our January 2019 reorganization into a limited liability company structure, these shares were exchanged for 390,238 restricted common shares of Pandion LLC.

LLC Operating Agreement

In conjunction with our January 2019 reorganization into a limited liability company structure, the members of Pandion LLC entered into a limited liability company agreement, or the LLC Agreement, which governed our operations prior to the consummation of the Conversion. The LLC Agreement set forth the authorized classes of Pandion LLC equity securities, the allocation of profits and losses among the classes and the preferences of the preferred classes. The LLC Agreement also set forth the rights of and restrictions on members, including rights with respect to the election of directors, management and certain transfer restrictions on the holders of shares. The LLC Agreement also provided for registration rights, preemptive rights and transfer restrictions in respect of securities held by certain holders of our capital stock, as well as rights of first refusal and co-sale rights in respect of sales of securities by certain holders of our capital stock. The LLC Agreement included indemnification and exculpation provisions applicable to the directors, officers, members, employees and agents of Pandion LLC. Concurrent with the consummation of the Conversion, the LLC Agreement terminated.

Registration Rights

We are a party to an investor rights agreement with certain holders of our common stock, including some of our 5% stockholders and their affiliates and entities affiliated with some of our directors. This investor rights agreement provides these holders the right, subject to certain conditions, beginning January 13, 2021, to demand that we file a registration statement or to request that their shares be covered by a registration statement that we are otherwise filing.

Indemnification Agreements

Our certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of our directors and executive officers. These indemnification agreements require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers.

Corporate Conversion

Immediately prior to our IPO, we converted from a Delaware limited liability company to a Delaware corporation, which we refer to as the Conversion. Existing holders at the time of our IPO, including certain 5% shareholders, executive officers and directors, received shares of our common stock as a result of the Conversion.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which our company is a participant, the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and one of our executive officers, directors, director nominees or 5% stockholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our chief executive officer. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose, and the potential benefits to us, of the transaction; and

•

any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction. ffamily

Our audit committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. Our audit committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•

interests arising solely from the related person’s position as an executive officer of another entity, whether or not the person is also a director of such entity, that is a participant in the transaction where the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and

•	a transaction that is specifically contemplated by provisions of our certificate of incorporation or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by our compensation committee in the manner specified in the compensation committee’s charter.

Director Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In March 2021, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Dr. Kakkar and Mr. Crane, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board of directors considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Dr. Kakkar is not an independent director under these rules because he is our chief executive officer, and Mr. Crane is not an independent director under these rules because he has received more than $120,000 in consulting fees from us during a 12-month period within the last three years.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees of Deloitte & Touche LLP billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2019	2020
Audit fees (1)	$206,000	$1,822,000
Audit related fees	—	—
Tax fees (2)	$29,000	$121,000
All other fees	—	—

Total fees	$235,000	$1,943,000

(1)

“Audit fees” consist of fees for the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, our IPO that was completed in July 2020 and other professional services provided in connection with regulatory filings or engagements.

(2)	“Tax fees” consist of fees for professional services, including tax compliance, advice and tax planning.

Audit Committee Pre-Approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2019 and 2020 fiscal years, no services were provided to us by Deloitte & Touche LLP other than in accordance with the pre-approval policies and procedures described above.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(b) Exhibits.

Exhibit No.	Description

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANDION THERAPEUTICS, INC.

Date: March 31, 2021	By:	/s/ Rahul Kakkar
Rahul Kakkar, M.D.
Chief Executive Officer